Form 10QSB
period 2004-09-30
SRKP 1 INC
filed 2004-11-15
CIK 1287668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER
                                   333-114622

                                  SRKP 1, INC.
        (Exact name of small business issuer as specified in its charter)

                     DELAWARE                                  51-05021250
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                            Identification No.)

       1900 AVENUE OF THE STARS, SUITE 310
                 LOS ANGELES, CA                                  90067
     (Address of principal executive offices)                  (Zip Code)


                                 (310) 203-2902
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 2,700,000 shares outstanding of registrant's common stock, par value $.001 per share, as of November 12, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                      INDEX

PART I.     FINANCIAL INFORMATION                                              1

Item 1.     Financial Statements:

            Balance Sheet at September 30, 2004 and March 31, 2004             2

            Statement of Operations
            Three months ended September 30, 2004 and Since Being a
            Development Stage Company*                                         3

            Statement of Cash Flows
            For the period  from Inception to  September 30, 2004*             4

            Notes to Financial Statements                                      5

Item 2.     Plan of Operation                                                  7

Item 3.     Controls and Procedures                                           12

PART II.    OTHER INFORMATION                                                 13

Item 1.     Legal Proceedings                                                 13

Item 2.     Unregistered Sales of Equity Securities and Use of Procedures     13

Item 3.     Default Upon Senior Securities                                    14

Item 4.     Submission of Matters to a Vote of Security Holders               14

Item 5.     Other Information                                                 14

Item 6.     Exhibits                                                          14

Signatures                                                                    14



*The Registrant was incorporated on March 16, 2004 in the State of Delaware; therefore, financials for the comparable period of the preceding fiscal year are not applicable. Cumulative results from March 16, 2004 to September 30, 2004 are included in this Quarterly Report.

                         PART I- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's SB-2 filed with the Securities and Exchange Commission for the period ended March 31, 2004.

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  2004           2004
                                                              -----------     -----------
                                                              (UNAUDITED)
ASSETS:
  Cash                                                        $    47,647     $   100,000
                                                              ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                            $     8,789     $    23,477
                                                              -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued                                                --              --
  Common stock, $.001 par value, 100,000,000 shares
authorized, 2,700,000 shares issued and
outstanding                                                         2,700           2,700
  Additional paid-in capital                                       97,300          97,300
  (Deficit) accumulated during development stage                  (61,142)        (23,477)
                                                              -----------     -----------

         Total Stockholders' Equity                                38,858          76,523
                                                              -----------     -----------

                                                              $    47,647     $   100,000
                                                              ===========     ===========


             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                   CUMULATIVE
                                                                      FROM
                                                                    MARCH 16,
                                                                      2004
                                                 FOR THE THREE     (INCEPTION)
                                                  MONTHS ENDED         TO
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                      2004            2004
                                                 -----------      -------------
                                                 (UNAUDITED)      (UNAUDITED)

REVENUE                                          $        --      $        --
                                                 -----------      -----------

EXPENSES                                              21,217           61,142
                                                 -----------      -----------

NET (LOSS)                                       $   (21,217)     $   (61,142)
                                                 ===========      ===========

NET (LOSS) PER COMMON SHARE - BASIC              $      (.01)     $      (.02)
                                                 ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        2,700,000        2,700,000
                                                 ===========      ===========


             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                   CUMULATIVE
                                                                                      FROM
                                                                                   MARCH 16,
                                                                                      2004
                                                                                  (INCEPTION)
                                                                                       TO
                                                                                 SEPTEMBER 30,
                                                                                       2004
                                                                                  (UNAUDITED)
                                                                               -----------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss)                                                                  $         (61,142)
   Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
     Changes in:
       Accounts payable                                                                    8,789
                                                                               -----------------

         Net Cash (Used) by Operating Activities                                         (52,353)
                                                                               -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                                                          100,000
                                                                               -----------------

         Net Cash Provided by Financing Activities                                       100,000
                                                                               -----------------


NET CHANGE IN CASH AND ENDING BALANCE                                          $          47,647
                                                                               =================



             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY
SRKP 1, Inc. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 16, 2004. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

GOING CONCERN AND PLAN OF OPERATION
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEFERRED OFFERING COSTS
Deferred offering costs, consisting of legal, accounting and filing fees relating to the offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

INCOME TAXES
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax-deductible losses can be carried forward for 20 years until utilized.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

CONCENTRATIONS OF CREDIT RISK
The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on the operations of the Company.

NOTE 2 - STOCKHOLDERS' EQUITY

During March 2004, the Company sold for $100,000 cash 2,700,000 shares of its $.001 par value common stock to various investors.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - SUBSEQUENT EVENTS

The Company has filed a registration statement with the United States Securities and Exchange Commission to conduct a blank check offering subject to Rule 419 of Regulation C. This registration statement was declared effective on November 8, 2004. This offering calls for the sale of 700,000 shares of common stock at a price of $.17 per share. When completed, the sale will net the Company $119,000.

ITEM 2.     PLAN OF OPERATION

History and Organization

          We were organized under the laws of the State of Delaware on March 16, 2004. Since our inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination. We have made no efforts to identify a possible business combination and, as a result, have not conducted negotiations or entered into a letter of intent concerning any target business. We have no full-time employees. Our officers and directors allocate a portion of their time to the activities of SRKP 1 without compensation. We do not expect to make any acquisitions of property.

          We are, based on proposed business activities, a "blank check" company. The Securities and Exchange Commission defines those companies as "any development stage company that is issuing a penny stock, within the meaning of
Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

The Offering

          We are conducting a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, thereby selling to the public an initial offering of 700,000 shares of common stock in the following states:
Hawaii, Illinois, New York and Nevada. The offering will remain open until the maximum 700,000 shares have been sold or until it expires on May 7, 2005, unless management determines for whatever reason that it should be closed prior to either event.

Operations

          We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 18 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

          We do not currently engage in any business activities that provide cash flow. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of our public offering are intended to be utilized generally to effect a business combination. Investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to enter into.

          During the next 18 months we anticipate incurring costs related to:

          (i)      filing of Exchange Act reports (approximately $15,000),

          (ii) filing of a post-effective registration statement amendment and related to the reconfirmation offer, upon identification of a suitable merger candidate (approximately $25,000), and

          (iii) costs relating to consummating a stockholder approved acquisition (approximately $50,000).

         We believe we will be able to meet these costs through current monies in our treasury ($47,647 as of September 30, 2004), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

          We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

          Under Rule 419, we cannot acquire a target business unless its fair value represents at least 80% of the maximum offering proceeds of our public offering ($700,000).

          To determine the fair market value of a target business, our management will examine the audited financial statements, including balance sheets and statements of cash flow and stockholders' equity, of any candidate, focusing attention on its assets, liabilities, sales and net worth. In addition, our management will participate in a personal inspection of any potential target business. If we determine that the financial statements of a proposed target business do not clearly indicate that its fair value represents at least 80% of the maximum offering proceeds of our public offering ($700,000), we may obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria.

          None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

          Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

          We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, and providing liquidity, subject to restrictions of applicable statutes, for all stockholders. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Evaluation of Business Combinations

          Our officers and directors will analyze or supervise the analysis of prospective business combinations. Our management intends to concentrate on preliminary prospective business combinations, which may be brought to its attention through present associations or other third parties. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. While we have not established definitive criteria for acquisition candidates, we intend to focus on candidates satisfying some, but not necessarily all, of the following criteria:

      o     A minimum of two years' operating history,

      o At least $5.0 million in annual revenue and/or pre-tax profit of $300,000 and

      o     At least $300,000 in stockholders' equity.

          In analyzing prospective business combinations, our management will also consider such matters as the following:

      o     Available technical, financial, and managerial resources,

      o     Working capital and other financial requirements,

      o     Prospects for the future,

      o     Nature of present and expected competition,

      o The quality and experience of management services which may be available and the depth of that management,

      o     The potential for further research, development, or exploration,

      o Specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,

      o     The potential for growth or expansion,

      o     The potential for profit,

      o The perceived public recognition or acceptance or products or services, and

      o     Name identification and other relevant factors.

          As a part of our investigation, our officers and directors will meet personally with management and key personnel, visit and inspect material facilities, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

          We anticipate that any business combination will present certain risks. We may not be able adequately to identify many of these risks prior to selection. Our investors must, therefore, depend on the ability of our management to identify and evaluate these risks. We anticipate that the principals of some of the combinations which will be available to us will have been unable to develop a going concern or that such business will be in its development stage in that it has not generated significant revenues from its principal business activity. The risk exists that even after the consummation of such a business combination and the related expenditure of our funds, the combined enterprise will still be unable to become a going concern or advance beyond the development stage. Many of the potential business combinations may involve new and untested products, processes or market strategies. We may assume such risks although they may adversely impact on our stockholders because we consider the potential rewards to outweigh them.

Business Combinations

          The actual terms of a business combination cannot be predicted. In implementing a structure for a particular business combination, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may alternatively purchase stock or assets of an existing business.

          Any merger, acquisition or other business combination can be expected to have a significant dilutive effect on the percentage of shares held by our existing stockholders, including investors in our public offering. The target business we consider will, in all probability, have significantly more assets than we do. Therefore, in all likelihood, our management will offer a controlling interest in our company to the owners of the target business. While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or

351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, our stockholders, including investors in our public offering, would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of our investors. In addition, a majority or all of our directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

          Our management will not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with a proposed business combination, unless such a purchase is demanded by the principals of the target company as a condition to a merger or acquisition. Our officers and directors have agreed to this restriction which is based on an oral understanding between members of our management. Members of our management are unaware of any circumstances under which such policy, through their own initiative, may be changed.

          The issuance of substantial additional securities and their potential sale into any trading market which may develop in our common stock may have a depressive effect on our trading market.

          The structure of the business combination will depend on, among other factors:

      o     The nature of the target business,

      o Our needs and desires and the needs and desires of the persons controlling the target business,

      o     The management of the target business, and

      o Our relative negotiating strength compared to the strength of the persons controlling the target business.

          We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more or our officers, directors, promoters or affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a business combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted. Our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. If at any time a business combination is brought to us by any of our promoters, management, or their affiliates or associates, disclosure as to this fact will be included in a post-effective amendment to the registration statement required by Rule 419. This will allow our public investors the opportunity to evaluate the business combination before voting to reconfirm their investment.

Reporting Requirements

         We will exercise our duty to file independent audited financial statements with the Securities and Exchange Commission as part of a Form 8-K upon consummation of a merger or acquisition.

Off Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         As of September 30, 2004, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, of "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Controls

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                            PART II-OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            There is no litigation of any type whatsoever pending or threatened by or against us or our officers and/or directors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION

            Our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on November 8, 2004. For further information, see "Item 2. Plan of Operation- The Offering."

ITEM 6.     EXHIBITS

            (a)  Exhibits

                  31.1     Certification of Chief Executive Officer pursuant to
                           Section 302(a) of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of Chief Financial Officer pursuant to
                           Section 302(a) of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 15, 2004                         SRKP 1, Inc.
                                          (Registrant)


                                          By: /s/ Richard Rappaport
                                              ----------------------------------
                                              Richard Rappaport
                                              President (Principal Executive
                                              Officer)


                                          By: /s/ Glenn Krinsky
                                              ----------------------------------
                                              Glenn Krinsky
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)