Form 10KSB
period 2004-12-31
SRKP 1 INC
filed 2005-03-30
CIK 1287668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-114622

                                   ----------

                                  SRKP 1, INC.
                 (Name of small business issuer in its charter)

               Delaware                                       51-05021250
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)

       1900 Avenue of the Stars                                  90067
            Los Angeles, CA                                    (Zip Code)
(Address of principal executive offices)

                                 (310) 203-2902
                          (Issuer's telephone number)

                                   ----------

Securities registered under Section 12(b) of the Exchange Act:  None


Securities registered under Section 12(g) of the Exchange Act:  None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $0

Aggregate market value of the voting stock held by non-affiliates: $119,000, as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 700,000 shares of common stock.


Number of shares outstanding of each of the issuer's classes of common stock at March 15, 2005:

            Common Stock: 3,400,000     Preferred Stock: 0

Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

                                FORM 10-KSB INDEX

PART I.........................................................................3


     ITEM 1. DESCRIPTION OF BUSINESS...........................................3


     ITEM 2.  DESCRIPTION OF PROPERTIES........................................7


     ITEM 3. LEGAL PROCEEDINGS.................................................7


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............7


PART II........................................................................7


     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........7


     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........9


     ITEM 7. FINANCIAL STATEMENTS.............................................16


     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES............................17


     ITEM 8A. CONTROLS AND PROCEDURES.  ......................................17


     ITEM 8B.  OTHER INFORMATION..............................................17


PART III......................................................................18


     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............18


     ITEM 10. EXECUTIVE COMPENSATION..........................................19


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................19


     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................20


     ITEM 13. EXHIBITS........................................................20


     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................21


SIGNATURES....................................................................22

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of SRKP 1, Inc. (the "Company"). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

         We are, based on proposed business activities, a "blank check" company. The Securities and Exchange Commission defines those companies as "any development stage company that is issuing a penny stock, within the meaning of
Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

         We conducted a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, whereby we sold 700,000 shares of common stock, which shall be held in escrow pending the consummation of a business combination. Refer also to "Operations" below.

Operations

         We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12-14 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

         We do not currently engage in any business activities that provide cash flow. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of our public offering ($119,000) are intended to be utilized generally to effect a business combination. Investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to enter into.

         During the next 12-14 months we anticipate incurring costs related to:

         (i)      filing of Exchange Act reports (approximately $15,000),

         (ii) filing of a post-effective registration statement amendment and related to the reconfirmation offer, upon identification of a suitable merger candidate (approximately $25,000), and

         (iii) costs relating to consummating a stockholder approved acquisition (approximately $50,000).

      We believe we will be able to meet these costs through current monies in our treasury ($30,282 as of December 31, 2004), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

         Under Rule 419, we cannot acquire a target business unless its fair value represents at least 80% of the maximum offering proceeds of our public offering ($119,000).

         To determine the fair market value of a target business, our management will examine the audited financial statements, including balance sheets and statements of cash flow and stockholders' equity, of any candidate, focusing attention on its assets, liabilities, sales and net worth. In addition, our management will participate in a personal inspection of any potential target business. If we determine that the financial statements of a proposed target business do not clearly indicate that its fair value represents at least 80% of the maximum offering proceeds of our public offering ($119,000), we may obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria.

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

         We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more or our officers, directors, promoters or affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a business combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted. Our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. If at any time a business combination is brought to us by any of our promoters, management, or their affiliates or associates, disclosure as to this fact will be included in a post-effective amendment to our registration statement on Form SB-2, as required by Rule 419. This will allow our public investors the opportunity to evaluate the business combination before voting to reconfirm their investment.

Competition

         A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

         We currently have two part time employees. We do not expect any significant changes in the number of our employees unless we consummate a business combination.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our principal offices are located at 1900 Avenue of the Stars, Los Angeles, California. We are presently using the offices of our President, Richard Rappaport, at no cost, as our office, an arrangement which we expect to continue until the consummation of a business combination. Until a business combination is consummated, we are not required to pay any rent. We presently do not own any equipment, and do not intend to purchase or lease any equipment prior to or upon completion of a business combination.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Related Information

         Our common stock is not quoted at the present time. To date, neither we, nor anyone acting on our behalf, has taken any affirmative steps to retain or encourage any broker-dealer to act as a market maker for our common stock. Further, we have not entered into any discussions, or understandings, preliminary or otherwise, through our management or through anyone acting on our behalf and any market maker concerning the participation of a market maker in the future trading market, if any, for our common stock.

         At March 15, 2005, there were approximately seven holders of record of our common stock.

Dividend Policy

         We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance a business combination.

Equity Compensation Plans

         We do not maintain an equity compensation plan.

Recent Sales of Unregistered Securities

         In March 2004, we sold 2,700,000 shares of our common stock to our founders for aggregate consideration of $100,000. The shares were sold in reliance of Section 4(2) of the Securities Act and/or Rule 506 of Regulation D. As set forth in Item 1 above, proceeds are being used to consummate a business combination.

Use of Proceeds from Registered Securities

         We conducted a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, whereby we sold 700,000 shares of common stock for aggregate consideration of $119,000, which shall be held in escrow pending the consummation of a business combination. Refer also to "Description of Business- Operations" above.

Additional Information

         Copies of our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This 10-KSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this prospectus. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Special Note Regarding Forward Looking Statements" below.

Plan of Operation

         We were organized in the State of Delaware on March 16, 2004 as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12-14 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

         We do not currently engage in any business activities that provide cash flow. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of our public offering ($119,000) are intended to be utilized generally to effect a business combination. Investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to enter into.

         During the next 12-14 months we anticipate incurring costs related to:

         (i)      filing of Exchange Act reports (approximately $15,000),

         (ii) filing of a post-effective registration statement amendment and related to the reconfirmation offer, upon identification of a suitable merger candidate (approximately $25,000), and

         (iii) costs relating to consummating a stockholder approved acquisition (approximately $50,000).

         We believe we will be able to meet these costs through current monies in our treasury ($30,282 as of December 31, 2004), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

         Under Rule 419, we cannot acquire a target business unless its fair value represents at least 80% of the maximum offering proceeds of our public offering ($119,000).

         To determine the fair market value of a target business, our management will examine the audited financial statements, including balance sheets and statements of cash flow and stockholders' equity, of any candidate, focusing attention on its assets, liabilities, sales and net worth. In addition, our management will participate in a personal inspection of any potential target business. If we determine that the financial statements of a proposed target business do not clearly indicate that its fair value represents at least 80% of the maximum offering proceeds of our public offering ($119,000), we may obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria.

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

         We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more or our officers, directors, promoters or affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a business combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted. Our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. If at any time a business combination is brought to us by any of our promoters, management, or their affiliates or associates, disclosure as to this fact will be included in a post-effective amendment to our registration statement on Form SB-2, as required by Rule 419. This will allow our public investors the opportunity to evaluate the business combination before voting to reconfirm their investment.

Reporting Requirements

         We will exercise our duty to file independent audited financial statements with the Securities and Exchange Commission as part of a Form 8-K upon consummation of a business combination.

Off Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

Employees

         We currently have two part time employees. We do not expect any significant changes in the number of our employees unless we consummate a business combination.

Risk Factors

         Our actual results may differ materially from those anticipated in these forward-looking statements. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. Refer also to "Special Note Regarding Forward-Looking Statements."

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors.

         A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Our founding stockholders own seventy-nine percent (79%) of our outstanding common stock. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors may become involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with such persons in the future be affiliated with may arise. If we and the other blank check companies that our officers and directors may become affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination.

         We have had no operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

The report of our independent auditors indicates uncertainty concerning our ability to continue as a going concern and this may impair our ability to consummate a business combination.

         Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will impair our ability to consummate a business combination. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment.

         The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.

         We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have no existing definitive agreement for a business combination or other transaction and therefore cannot guarantee that we will be able to negotiate a business combination on favorable terms.

         We have not entered into any definitive arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. If we are unable to make such an investment, it is unlikely that you will make a substantial return on your investment in SRKP 1.

If we consummate a business combination with a foreign corporation, we may be subject to significant risks, including worldwide political, economic, legal and other uncertainties.

         We may consummate a business consummation with a foreign corporation. If so, our international operations may be subject to significant political and economic risks and legal uncertainties, including:

         o changes in economic and political conditions and in governmental policies,

         o   changes in international and domestic customs regulations,

         o   wars, civil unrest, acts of terrorism and other conflicts,

         o   natural disasters,

         o changes in tariffs, trade restrictions, trade agreements and taxation,

         o   difficulties in managing or overseeing foreign operations,

         o limitations on the repatriation of funds because of foreign exchange controls,

         o   different liability standards, and

         o   uncertainties related to foreign currency fluctuations.

         The occurrence or consequences of any of these factors may harm our profitability in the future.

         In addition, outside the United States it may be difficult for investors and stockholders to enforce judgments against a foreign corporation obtained in the United States in any such actions, including actions predicated upon civil liability provisions of the United States securities laws. If we consummate a business combination with a foreign corporation, it is likely that some, if not all, of the officers and directors of that corporation will become officers and directors of our company. Such officers and directors may reside outside the United States and the assets of these persons may be located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons, or to enforce against such persons judgments obtained in the United States courts predicated upon the liability provisions of the United States securities laws.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

         While seeking a business combination, management anticipates devoting between two and 10 hours per week to SRKP 1's affairs in total. None of our officers have entered into written employment agreements with us and none is expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

None of our officers or directors has any prior experience with "blank check" offerings that you can use to evaluate our future potential.

         None of our officers or directors have any prior experience with "blank check" offerings and none of them are currently involved with other "blank check" offerings. We cannot assure you that our management's lack of experience will not adversely affect our ability to identify a suitable acquisition candidate and successfully negotiate a timely business combination.

There may be an absence of a trading market, which would eliminate or adversely impact your ability to sell your shares.

         There currently is no trading market for our stock and a trading market will not develop prior to or after the effectiveness of this prospectus or while the common stock under this offering is maintained in escrow. Under Rule 15g-8 of the Exchange Act, it is unlawful for any person to sell the securities or any interest in or related to the securities held in a Rule 419 escrow account other than under a qualified domestic relations order in divorce proceedings. Additionally, we expect the initial market for our stock following the release of shares from escrow to be limited. You will not be permitted to sell, or except in very limited circumstances, otherwise transfer your shares while they are in escrow, and a trading market may not develop. Even if a limited trading market does develop following the release of shares from escrow, there is a risk that the absence of potential buyers will prevent you from selling your shares if you determine to reduce or eliminate your investment in SRKP 1.

We cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets and you may therefore be subject to taxation.

         If a business combination does not meet the statutory requirements of a tax-free reorganization, the business combination may result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

The availability of our shares for sale could adversely affect our share price as there is a risk our founders or affiliates could sell a sufficient volume of shares to lower the share price.

         The 2,700,000 shares of our common stock presently held by our founders or affiliates, are "restricted securities" as that term is defined under the Securities Act and in the future may be sold pursuant to a registration statement filed under the Securities Act. It should be noted that these shares may not be sold by these promoters or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This is true for any such sale either before or after a business combination with an operating company or other person, regardless of technical compliance with the rule. The position of the staff of the Division of Corporation Finance of the Securities and Exchange Commission is that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, these promoters or affiliates, or their exemptions to the transferees, can only resell the shares they hold as of the date hereof through a registration statement filed under the Securities Act. Investors should be aware that there is a risk that such sales pursuant to a registration statement filed under the Securities Act would have a depressive effect on the market price of our securities in any market which may develop for such securities. If our promoters or affiliates did not hold these shares, there would not be the same risk of a depressive effect on the price of the shares you hold.

There will be additional dilution as additional shares are issued which may decrease the market price of our common stock.

         Once a business combination is consummated, additional offerings will likely have to be made in the future to meet additional cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the common stock outstanding. An increase in the number of our shares of common stock in the marketplace may result in a decrease of the market price for our common stock.

                    WARNING ABOUT FORWARD-LOOKING STATEMENTS

         This prospectus and the documents referred to in this prospectus contain "forward-looking statements."

         Forward-looking statements address future events, developments or results and typically use words such as believe, anticipate, expect, intend, plan or estimate. For example, our forward-looking statements may include statements regarding:

         o our growth plans, including our plans to acquire an operating business entity;

         o the possible effect of inflation and other economic changes on our costs, and profitability, including the possible effect of future changes in operating costs and capital expenditures;

         o our cash needs, including our ability to fund our proposed capital expenditures and working capital requirements;

         o this being a start-up situation, the timing of cash requirements and the expected projected profitability; and

         o   our expectations regarding competition.

         For a discussion on the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review "Risk Factors." In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements in this prospectus or in the documents referred to in this prospectus could turn to be materially different from those we discuss or imply.

ITEM 7. FINANCIAL STATEMENTS.

         Our audited financial statements are set forth in this Report beginning on page F-1.

                          INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE
                                                                     ----


Report of Independent Registered Public Accounting Firm               F-2

Financial Statements:

     Balance Sheet                                                    F-3

     Statement of Operations                                          F-4

     Statement of Changes in Stockholders' Equity                     F-5

     Statement of Cash Flows                                          F-6

Notes to Financial Statements                                         F-7

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
SRKP 1, INC.
LOS ANGELES, CALIFORNIA


We have audited the accompanying balance sheet of SRKP 1, Inc. (a development stage company) as of December 31, 2004, and the related statement of operations, changes in stockholders' equity, and cash flows for the period from March 16, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 1, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the period from March 16, 2004 (inception) to December 31, 2004, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

DENVER, COLORADO
MARCH 4, 2005

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS

ASSETS:
  Cash                                                        $          40,282
  Subscription receivable                                                40,000
                                                              -----------------

                                                              $          80,282
                                                              =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                            $          11,050
                                                              -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, none issued                                                  --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 3,400,000 shares issued and
    outstanding                                                           3,400
  Subscription receivable                                               (69,000)
  Additional paid-in capital                                            215,600
  (Deficit) accumulated during development stage                        (80,768)
                                                              -----------------

         Total Stockholders' Equity                                      69,232
                                                              -----------------

                                                              $          80,282
                                                              =================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                 CUMULATIVE
                                                                    FROM
                                                                 MARCH 16,
                                                                    2004
                                                                (INCEPTION)
                                                                     TO
                                                                DECEMBER 31,
                                                                     2004
                                                              -----------------

REVENUE                                                       $             ---
                                                              -----------------

EXPENSES                                                                 80,768
                                                              -----------------

NET (LOSS)                                                    $         (80,768)
                                                              =================

NET (LOSS) PER COMMON SHARE - BASIC                           $           (.03)
                                                              ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                 $       2,731,379
                                                              =================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM MARCH 16, 2004 (INCEPTION)
                              TO DECEMBER 31, 2004


                                                                                                   (DEFICIT)
                                                                                                  ACCUMULATED
                                                                  ADDITIONAL                         DURING
                                          COMMON STOCK             PAID-IN      SUBSCRIPTION      DEVELOPMENT
                                   SHARES          AMOUNT          CAPITAL       RECEIVABLE          STAGE            TOTAL
                                   ------          ------          -------       ----------          -----            -----
BALANCES, MARCH 16, 2004                   --   $          --   $          --              --    $          --    $          --

  Sale of common stock on
    March 31, 2004 at $.037
    per share                       2,700,000           2,700          97,300              --               --          100,000
  Sale of IPO common stock on
    December 18, 2004 @$.17
    per share                         700,000             700         118,300         (69,000)              --           50,000
  Net (loss)                               --              --              --              --          (80,768)         (80,768)
                                -------------   -------------   -------------   -------------    -------------    -------------

BALANCES, DECEMBER 31, 2004         3,400,000   $       3,400   $     215,600   $     (69,000)   $     (80,768)   $      69,232
                                =============   =============   =============   =============    =============    =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                     CUMULATIVE
                                                                                        FROM
                                                                                     MARCH 16,
                                                                                        2004
                                                                                    (INCEPTION)
                                                                                         TO
                                                                                    DECEMBER 31,
                                                                                        2004
                                                                                -----------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net (loss)                                                                    $         (80,768)
  Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
    Changes in:
    Accounts payable                                                                       11,050
                                                                                -----------------

      Net Cash Provided (Used) by Operating Activities                                    (69,718)
                                                                                -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                                            110,000
                                                                                -----------------

     Net Cash Provided by Financing Activities                                            110,000
                                                                                -----------------

NET CHANGE IN CASH AND ENDING BALANCE                                           $          40,282
                                                                                =================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

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

OFFERING COSTS
Offering costs will be expensed as proceeds are not expected to exceed costs.

INCOME TAXES
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60 month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on the operations of the Company

NOTE 2 - STOCKHOLDERS' EQUITY

During March 2004, the Company sold for $100,000 cash 2,700,000 shares of its $.001 par value common stock to various investors. During December 2004 the Company sold 700,000 shares of its $.001 par value common stock through its Initial Public Offering for $10,000 and a subscription receivable for $109,000. During March 2005 $40,000 was collected.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - LETTER OF INTENT

On December 20, 2004 the Company entered into a letter of intent ("LOI") to merge with Jihnan Hanzhang Printing Co., a Chinese based paper manufacturer, converter, and printer. The terms of the LOI call for the Company to issue 30,600,000 shares to the shareholders of Jihnan Hanzhang Printing Co. The LOI also calls for Jihnan Hanzhang Printing Co. to deposit with the Company $40,000, which had not been deposited as of the end of the fiscal year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

          Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. As of December 31, 2004, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

          Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table provides information concerning our officers and directors.

Name                      Age     Position                                        Year Appointed
------------------------  ---     --------------------------------------          --------------
Richard A. Rappaport       45     President and Director                               2004

Glenn L. Krinsky           46     Secretary, Chief Financial Officer and               2004
                                  Director

         Richard A. Rappaport, President and Director, is the founder of Westpark Capital, Inc. and has been its Chief Executive Officer since September 1999. Westpark Capital, Inc. is a full service investment banking and securities brokerage firm, which serves the needs of both private and public companies worldwide, as well as individual and institutional investors. From April 1995 through September 1999, Mr. Rappaport was Director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and a M.B.A. in 1986 from the University of California at Los Angeles.

Glenn L. Krinsky, Secretary, Chief Financial Officer and Director, has been counsel at the law firm of Ropes & Gray LLP since October 2004. Mr. Krinsky previously served as general counsel and secretary of City of Hope located in Duarte, California from January 1996 through December 2003. Mr. Krinsky's responsibilities at City of Hope included oversight of legal matters relating to litigation, intellectual property, labor, public finance, tax and real estate. From October 1992 through December 1995, Mr. Krinsky was a partner at the law firm of Hanna and Morton in Los Angeles, California. Mr. Krinsky served as Chairman of the tax department and was responsible for representing clients in all major areas of federal and state taxation. Mr. Krinsky received a B.A. and a J.D. from the University of California at Los Angeles in 1980 and 1983, respectively.

The Board of Directors and Committees

         Our Board members are elected for one-year terms, to hold office until the next general meeting of stockholders, or until removed from office in accordance with our bylaws.

         Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by the Board as a whole. None of our directors are independent; however, both Mr. Rappaport and Mr. Krinsky would otherwise qualify as an "audit committee financial expert."

Code of Ethics

         We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Report.

Compliance with Section 16(a) of the Exchange Act.

         We do not have a class of equity securities registered pursuant to
Section 12 of the Exchange Act. Therefore, our officers and directors are not required to file Form 3s, 4s or 5s with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation

         No compensation was been paid to our executive officers or directors for the period beginning with inception and ending December 31, 2004.

Equity Compensation Plans

         We do not maintain an equity compensation plan; therefore, we did not grant any stock options to executive officers or directors during the period beginning with inception and ending December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2005 by

         o each person who is known by us to own beneficially more than 5% of our outstanding common stock;

         o   each of our officers and directors; and

         o   all of our directors and officers as a group.

                                                                                     Amount and
                                                                                     Nature of
                                                                                     Beneficial
         Class of Stock        Name and Address of Beneficial Owner (1)              Ownership        Percent
         --------------      --------------------------------------------         ----------------    --------
             Common          Richard Rappaport(2)                                   1,142,100  (4)      33.6
             Common          The Amanda Rappaport Trust(3)                            297,000            8.7
             Common          The Kailey Rappaport Trust(3)                            297,000            8.7
             Common          Debbie Schwartzberg(2)                                 1,142,100           33.6
             Common          Glenn Krinsky(2)                                         270,000            7.9
             Common          Charles Frisco(2)                                        145,800            4.2
             Common          TMC Holdings, Ltd.(5)                                    700,000           20.6
             Common          Officers and Directors (2 persons)                     1,412,100   (3)     41.5

            (1) Except as otherwise noted, the address for each person or entity listed on the table is c/o SRKP 1, Inc., 1900 Avenue of the Stars, Suite 310, Los Angeles, CA 90067, Telephone (310) 203-2902.

            (2)   Individual has sole voting and investment power over shares.

            (3) Mr. Rappaport is the trustee of the trust. As trustee, Mr. Rappaport has sole voting and investment power over shares. Amanda and Kailey Rappaport are the minor children of Mr. Rappaport.

            (4) Includes shares held by The Amanda Rappaport Trust and The Kailey Rappaport Trust. See also footnote (3) above.

            (5) The address for TMC Holdings, Ltd. is 81 Tonche Terrace, Shokan, NY 12481.

Change in Control

         If we consummate a business combination, it may result in a change-in-control.

Equity Compensation Plans

         We do not maintain an equity compensation plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

         (a) Exhibits

   Exhibit                                             Description of Exhibit
   Number
3.1            Certificate of incorporation incorporated by reference to Registrant's Registration Statement on Form
               SB-2 filed 4/20/04.
3.2            By-Laws incorporated by reference to Registrant's Registration Statement on Form SB-2 filed 4/20/04.
4.1            Specimen Certificate of Common Stock incorporated by reference to Registrant's Registration Statement on Form SB-2 filed 4/20/04.
4.2            Form of Escrow Agreement incorporated by reference to Registrant's Registration Statement on Form
               SB-2 filed 8/2/04.
4.3            Form of Registration Rights Agreement.
10.2           Form of Subscription Agreement incorporated by reference to Registrant's Registration Statement on
               Form SB-2 filed 10/1/04.
14.1           Code of Ethics.
31.1           Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
               1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         During the fiscal year ended December 31, 2004, we retained A.J. Robbins, PC to provide services as follows:

* 2004 Fees                                                  Amount
  ---------                                                  ------
Audit Fees..............................................     $6,277
Audit-Related Fees......................................         --
Tax Fees................................................         --
All Other Fees..........................................         --

* We were formed in March 2004, therefore there is no information to report for fiscal 2003.

Pre-Approval Policy

       We do not maintain an audit committee. Our Board as a whole pre-approves all services provided by AJ. Robbins, P.C. and has concluded that such services are compatible with AJ. Robbins, P.C.'s independence as our auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SRKP 1, INC.


                                By:    /s/ Richard Rappaport
                                       -------------------------------
                                       Richard Rappaport
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                Date: March 30, 2005

                                By:   /s/ Glenn Krinsky
                                      --------------------------------
                                      Glenn Krinsky
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                                Date: March 30, 2005


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                               TITLE                                DATE
/s/ Richard Rappaport                 President, Chief Executive Officer  (Principal    March 30, 2005
---------------------------           Executive Officer) and Director
Richard Rappaport


/s/ Glenn Krinsky                     Chief Financial Officer                           March 30, 2005
---------------------------           (Principal Financial and Accounting Officer)
Glenn Krinsky                         and Director