Form 10QSB
period 2005-03-31
SRKP 1 INC
filed 2005-05-16
CIK 1287668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number
                                   333-114622

                                  SRKP 1, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      51-05021250
 (State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                               No.)

1900 Avenue of the Stars, Suite 310
          Los Angeles, CA                                    90067
(Address of principal executive offices)                  (Zip Code)


                                 (310) 203-2902
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

There were 3,400,000 shares outstanding of registrant's common stock, par value $.001 per share, as of May 12, 2005.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

      Balance Sheet at March 31, 2005                                         3

      Statements of Operations for the period from March 16, 2004 through
         March 31, 2004, for the three- month period ending March 31,
         2005 and from Inception                                              4

      Statements of Cash Flows for the period from March 16, 2004 through
         March 31, 2004, for the three-month period ending March 31, 2005
         and from Inception                                                   5

      Notes to Financial Statements                                           6

Item 2. Management's Discussion and Analysis of Financial
        Condition or Plan of Operation                                        9

Item 3. Controls and Procedures                                              14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    15

Item 2. Unregistered Sales of Equity Securities and Use of Procedures        15

Item 3. Default Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                  15

Item 5. Other Information                                                    15

Item 6. Exhibits                                                             15

Signatures                                                                   16

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

                                     ASSETS

ASSETS:
Cash                                                                  $  15,146
                                                                      ---------
  Total current assets                                                   15,146
                                                                      ---------
Restricted cash                                                          50,074
                                                                      ---------
                                                                      $  65,220
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                    $  10,925
                                                                      ---------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, none issued                                                  --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 3,400,000 shares issued and
    outstanding                                                           3,400
  Subscription receivable                                               (69,000)
  Additional paid-in capital                                            215,600
  (Deficit) accumulated during development stage                        (95,705)
                                                                      ---------
         Total Stockholders' Equity                                      54,295
                                                                      ---------
                                                                      $  65,220
                                                                      =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three
                                            For the Period      months    Cumulative from
                                            from March 16,      Ended      March 16, 2004
                                           2004 to March 31,   March 31,    (inception) to
                                                 2004            2005       March 31, 2005
                                                 ----            ----       --------------
REVENUE                                    $        --       $        --    $        --
                                           -----------       -----------    -----------
EXPENSES                                        23,477            15,011         95,779
                                           -----------       -----------    -----------
INTEREST INCOME                                     --                74             74
                                           -----------       -----------    -----------
NET (LOSS)                                 $   (23,477)      $   (14,937)   $   (95,705)
                                           -----------       -----------    -----------



NET (LOSS) PER COMMON SHARE - BASIC        $      (.01)      $         *
                                           -----------       -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                2,700,000         3,400,000
                                           -----------       -----------


      *Less than $.01

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        For the Period                   Cumulative from
                                                                        From March 16,   Three Months     March 16, 2004
                                                                        2004 to March    Ended March      (inception) to
                                                                           31, 2004        31, 2005       March 31, 2005
                                                                           --------        --------       --------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

   Net (loss)                                                           $ (23,477)        $ (14,937)        $ (95,705)

   Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
    Changes in:
    Restricted cash                                                            --           (40,074)          (50,074)
     Accounts payable                                                      23,477              (125)           10,925
                                                                        ---------         ---------         ---------
        Net Cash (Used) by Operating Activities                                --           (55,136)         (134,854)
                                                                        ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Common stock issued for cash                                           100,000                --           110,000
   Collection of subscription receivable                                       --            40,000            40,000
                                                                        ---------         ---------         ---------

        Net Cash Provided by Financing Activities                         100,000            40,000           150,000
                                                                        ---------         ---------         ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:                     100,000           (15,136)           15,146

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 --            30,282                --
                                                                        ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 100,000         $  15,146         $  15,146
                                                                        =========         =========         =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of SRKP 1, Inc. included in the Form 10-KSB for the fiscal year ended December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                  SRKP 1, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restricted Cash

Proceeds from the Initial Public Offering are restricted until a merger is completed.

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

                                  SRKP 1, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY

During March 2004, the Company sold for $100,000 cash 2,700,000 shares of its $.001 par value common stock to various investors. During December 2004 the Company sold 700,000 shares of its $.001 par value common stock through its Initial Public Offering for $10,000 and a subscription receivable for $109,000. During March 2005 $40,000 was collected.

NOTE 4 - RELATED PARTY TRANSACTIONS

t 0 0 The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - LETTER OF INTENT

During the period ending March 31, 2005, the Letter of Intent with Jihnan Hanzhang Printing Co. was terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

      We believe will be able to meet these costs through current monies in our treasury ($15,146 as of March 31, 2005), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

      We currently have two part time employees. We do not expect any significant changes in the number of our employees during the next 12 months unless we consummate a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of March 31, 2005, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

      None.

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


May 16, 2005                                SRKP 1, Inc.
                                            (Registrant)


                                            By: /s/ Richard Rappaport
                                                --------------------------------
                                                Richard Rappaport
                                                President (Principal
                                                Executive Officer)


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