Form 10QSB
period 2005-06-30
SRKP 1 INC
filed 2005-08-11
CIK 1287668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

       1900 Avenue of the Stars, Suite 310
                 Los Angeles, CA                                  90067
     (Address of principal executive offices)                  (Zip Code)


                                 (310) 203-2902
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  |X|   No  |_|

There were 6,800,000 shares outstanding of registrant's common stock, par value $.001 per share, as of August 10, 2005.

Transitional Small Business Disclosure Format (check one):   Yes |_|   No   |X|

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Balance Sheets at December 31, 2004 and June 30, 2005 (unaudited)

            Statements of Operations (unaudited) for the period from March 16,
                2004 through June 30, 2004, for the six months ended June 30, 2005, from Inception (March 16, 2004) to June 30, 2005, for the three months ended June 30, 2004, and for the three months ended June 30, 2005

            Statements of Cash Flows (unaudited) for the period from March 16,
                2004 through June 30, 2004, for the six months ended June 30, 2005 and from Inception (March 16, 2004) to June 30, 2005

            Notes to Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition or Plan
                of Operation

Item 3.     Controls and Procedures

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Unregistered Sales of Equity Securities and Use of Procedures

Item 3.     Default Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits

Signatures

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                           June 30,
                                                             December       2005
                                                             31, 2004     (Unaudited)
ASSETS:
   Cash                                                      $  40,282    $     848
   Subscription receivable                                      40,000           --
                                                             ---------    ---------
       Total current assets                                     80,282          848

   Restricted cash                                                  --      119,165
                                                             ---------    ---------

                                                             $  80,282    $ 120,013
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                          $  11,050    $   4,099
                                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000 shares
     authorized, none issued                                        --           --
   Common stock, $.001 par value, 100,000,000 shares
     authorized, 6,800,000 shares issued and
     outstanding                                                 6,800        6,800
   Subscription Recievable                                      69,000           --
   Additional paid-in capital                                  212,200      212,200
   (Deficit) accumulated during development stage              (80,768)    (103,086)
                                                             ---------    ---------

           Total Stockholders' Equity                           69,232      115,914
                                                             ---------    ---------

                                                             $  80,282    $ 120,013
                                                             =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the Period         For the Six     Cumulative from March
                                                         From March 16, 2004 to     Months Ended    16, 2004 (inception)
                                                           June 30, 2004           June 30, 2005     to June 30, 2005
 REVENUE                                                     $       --              $      --        $          --
                                                          ------------------------------------------------------------------

 EXPENSES                                                        39,925                 22,483              103,251
                                                          ------------------------------------------------------------------

 INTEREST INCOME                                                     --                    165                  165
                                                          ------------------------------------------------------------------

 NET (LOSS)                                                  $  (39,925)             $ (22,318)       $    (103,086)
                                                          ------------------------------------------------------------------

 NET (LOSS) PER COMMON SHARE - BASIC                         $     (.01)             $       *
                                                          ------------------------------------------

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         5,400,000              6,800,000
                                                          ------------------------------------------

       *Less than $.01

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Three           For the Three
                                                                Months Ended            Months Ended
                                                               June 30, 2004           June 30, 2005
 REVENUE                                                       $         --             $        --
                                                               --------------------------------------

 EXPENSES                                                            16,448                   7,472
                                                               --------------------------------------

 INTEREST INCOME                                                         --                      91
                                                               --------------------------------------

 NET (LOSS)                                                    $    (16,448)            $   (7,381)
                                                               --------------------------------------

 NET (LOSS) PER COMMON SHARE - BASIC                           $          *             $         *
                                                               --------------------------------------

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             5,400,000               6,800,000
                                                               --------------------------------------

       *Less than $.01

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Period
                                                                  From March 16,                   Cumulative from
                                                                     2004 to      For the Six      March 16, 2004
                                                                     June 30,     Months Ended     (inception) to
                                                                       2004      June 30, 2005     June 30, 2005
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

   Net (loss)                                                      $ (39,925)       $ (22,318)       $(103,086)
   Adjustments to reconcile net (loss) to net cash (used) by
     operating activities:
      Changes in:
      Restricted cash                                                     --         (119,165)        (119,165)
      Accounts payable                                                17,912           (6,951)           4,099
                                                                   ---------        ---------        ---------

           Net Cash (Used) by Operating Activities                   (22,013)        (148,434)        (218,152)
                                                                   ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                                      100,000               --          110,000
   Collection of subscription receivable                                  --          109,000          109,000
                                                                   ---------        ---------        ---------

           Net Cash Provided by Financing Activities                 100,000          109,000          219,000
                                                                   ---------        ---------        ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                  77,987          (39,434)             848

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            --           40,282               --
                                                                   ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  77,987        $     848        $     848
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

During March 2004, the Company sold for $100,000 cash 5,400,000 shares of its $.001 par value common stock to various investors. During December 2004 the Company sold 1,400,000 shares of its $.001 par value common stock through its Initial Public Offering for $10,000 and a subscription receivable for $109,000. The subscription receivable was fully collected during the period.

The Board of Directors declared a two-for-one stock split in July 2005. All per-share amounts and number of shares outstanding in this report have been restated retroactively for the stock split.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

      We conducted a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, whereby we sold 1,400,000 shares of common stock, which shall be held in escrow pending the consummation of a business combination. Refer also to "Operations" below.

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

      We believe will be able to meet these costs through current monies in our treasury ($848 as of June 30, 2005), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of June 30, 2005, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, of "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 8, 2005, there were 3,400,000 shares (pre-split) of common stock outstanding. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of our stockholders. Thus, we needed the affirmative vote of 1,700,001 shares (pre-split) to approve the Stock Split. By action of written consent, dated July 8, 2005, holders of a majority of our outstanding shares of common stock approved the Stock Split.

      On July 12, 2005, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 2-for-1 forward split (the "Stock Split") of our outstanding shares of common stock. The number of authorized shares, and the par value, of our common stock was not affected by the Stock Split.

      The affirmative vote of the holders of a majority of our outstanding voting stock is sufficient to effectuate the Stock Split. Our Certificate of Incorporation and Delaware General Corporation Law provide that any action which may be taken at a meeting of the stockholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, shall be signed by the holders of a majority of the outstanding shares entitled to vote.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

      (a)   Exhibits

      3.1 Certificate of Incorporation (incorporated by reference to Registrant's Registration Statement on Form SB-2 filed April 20,
            2004).

      3.1(a) Certificate of Amendment as filed with the Secretary of State of Delaware on July 12, 2005.

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


August 11, 2005                     SRKP 1, Inc.
                                    (Registrant)


                                    By:  /s/ Richard Rappaport
                                         ---------------------------------------
                                         Richard Rappaport
                                         President (Principal Executive Officer)


                                    By:  /s/ Glenn Krinsky
                                         ---------------------------------------
                                         Glenn Krinsky
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)