Form 10QSB
period 2005-09-30
SRKP 1 INC
filed 2005-11-14
CIK 1287668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number
                                   333-114622

                                  SRKP 1, Inc.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  51-05021250
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

       1900 Avenue of the Stars, Suite 310
                 Los Angeles, CA                            90067
     (Address of principal executive offices)             (Zip Code)

                                 (310) 203-2902
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

There were 6,800,000 shares outstanding of registrant's common stock, par value $.001 per share, as of November 7, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Balance Sheets at December 31, 2004 and September 30, 2005 (unaudited)

            Statements of Operations (unaudited) for the period from March 16,
                2004 through September 30, 2004, for the nine months ended
                September 30, 2005, from Inception (March 16, 2004) to September
                30, 2005, for the three months ended September 30, 2004, and for the three months ended September 30, 2005

            Statements of Cash Flows (unaudited) for the period from March 16,
                2004 through September 30, 2004, for the nine months ended
                September 30, 2005 and from Inception (March 16, 2004) to
                September 30, 2005

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

                                  SRKP 1, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                               December  September 30,
                                                                               31, 2004      2005
                                                                                          (Unaudited)
ASSETS:
  Cash ....................................................................   $  40,282    $     784
  Subscription receivable .................................................      40,000         --
                                                                              ---------    ---------
       Total current assets ...............................................      80,282          784

  Restricted cash .........................................................        --        119,409
                                                                              ---------    ---------

                                                                              $  80,282    $ 120,193
                                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable ........................................................   $  11,050    $   8,399
                                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, none issued ...............................................        --           --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 6,800,000 shares issued and
    outstanding ...........................................................       6,800        6,800
  Subscription Receivable .................................................     (69,000)        --
   Additional paid-in capital .............................................     212,200      212,200
  (Deficit) accumulated during development stage ..........................     (80,768)    (107,206)
                                                                              ---------    ---------

         Total Stockholders' Equity .......................................      69,232      111,794
                                                                              ---------    ---------

                                                                              $  80,282    $ 120,193
                                                                              =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the Three   For the Three
                                             Months          Months
                                             Ended           Ended
                                           September       September
                                            30, 2005        30, 2004

REVENUE                                    $        --    $        --
                                           -----------    -----------

EXPENSES                                         4,364         21,217
                                           -----------    -----------

INTEREST INCOME                                    244             --
                                           -----------    -----------

NET (LOSS)                                 $    (4,120)   $   (21,217)
                                           -----------    -----------

NET (LOSS) PER COMMON SHARE - BASIC        $        *     $        *
                                           -----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                6,800,000      5,400,000
                                           -----------    -----------

         *Less than $.01


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           For the Period    For the Nine     Cumulative from
                                           From March 16,       Months        March 16, 2004
                                              2004 to           Ended         (inception) to
                                           September 30,       September      September 30,
                                               2005            30, 2005           2005
REVENUE                                    $        --       $        --       $        --
                                           ------------------------------------------------

EXPENSES                                        61,142            26,847           107,615
                                           ------------------------------------------------

INTEREST INCOME                                     --               409               409
                                           ------------------------------------------------

NET (LOSS)                                 $   (61,142)      $   (26,438)      $  (107,206)
                                           ------------------------------------------------

NET (LOSS) PER COMMON SHARE - BASIC        $      (.01)      $         *
                                           -----------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                5,400,000         6,800,000
                                           -----------------------------

      *Less than $.01


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Period                       Cumulative from
                                                                  From March 16,     For the Nine       March 16, 2004
                                                                      2004 to        Months Ended      (inception) to
                                                                   September 30,     September 30,      September 30,
                                                                       2004              2005               2005
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

   Net (loss)                                                      $ (61,142)         $ (26,438)         $(107,206)
   Adjustments to reconcile net (loss) to net cash (used) by
     operating activities:
     Changes in:
     Restricted cash                                                      --           (119,409)          (119,409)
     Accounts payable                                                  8,789             (2,651)             8,399
                                                                   ---------          ---------          ---------

         Net Cash  (Used) by Operating Activities                    (52,353)          (148,498)          (218,216)
                                                                   ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                                      100,000                 --            110,000
   Collection of subscription receivable                                  --            109,000            109,000
                                                                   ---------          ---------          ---------

         Net Cash Provided by Financing Activities                   100,000            109,000            219,000
                                                                   ---------          ---------          ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                  47,647            (39,498)               784

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            --             40,282                 --
                                                                   ---------          ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  47,647          $     784          $     784
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

NOTE 2 - STOCKHOLDERS' EQUITY

During March 2004, the Company sold for $100,000 cash 5,400,000 shares of its $.001 par value common stock to various investors. During December 2004 the Company sold 1,400,000 shares of its $.001 par value common stock through its Initial Public Offering for $10,000 and a subscription receivable for $109,000. The subscription receivable was fully collected during the period ended June 30, 2005.

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

          We conducted a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, whereby we sold 700,000 (pre-split) shares of common stock, which shall be held in escrow pending the consummation of a business combination. Refer also to "Operations" below.

          On July 12, 2005, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 2-for-1 forward split (the "Stock Split") of our outstanding shares of common stock. Holders of a majority of our outstanding shares of common stock approved the Stock Split by action of written consent on July 8, 2005. The number of authorized shares, and the par value, of our common stock was not affected by the Stock Split.

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

          We believe will be able to meet these costs through current monies in our treasury ($784 as of September 30, 2005), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

          The Securities and Exchange Commission recently adopted new rules which require a "shell company" (as that term is defined in Rule 12b-2 of under the Securities Exchange Act of 1934, as amended, or the "Exchange Act") to file a current report on Form 8-K reporting the material terms of the transaction when that company completes a transaction which causes it to cease being a "shell company." Because we fall under the definition of a "shell company," this reporting requirement would apply to us in the event we complete a transaction that causes us to cease being a "shell company."

Off Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         As of September 30, 2005, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, of "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Controls

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

November 10, 2005                  SRKP 1, Inc.
                                   (Registrant)

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