Form 10KSB
period 2005-12-31
SRKP 1 INC
filed 2006-03-31
CIK 1287668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Issuer's revenues for its most recent fiscal year:  $0

Aggregate market value of the voting stock held by non-affiliates: $119,000, as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 1,400,000 shares of common stock.

Number of shares outstanding of each of the issuer's classes of common stock at March 15, 2006:

            Common Stock: 6,800,000 (post Stock Split)     Preferred Stock: 0

Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

                                FORM 10-KSB INDEX

PART I.........................................................................3

     ITEM 1. DESCRIPTION OF BUSINESS...........................................3

     ITEM 2. DESCRIPTION OF PROPERTIES.........................................7

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

     ITEM 7.  FINANCIAL STATEMENTS............................................16

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES............................17

     ITEM 8A. CONTROLS AND PROCEDURES.  ......................................17

     ITEM 8B. OTHER INFORMATION...............................................17

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

         We conducted a "blank check" offering in November 2004 subject to Rule 419 of Regulation C under the Securities Act of 1934, whereby we sold 1,400,000 shares (post Stock Split) of common stock, which shall be held in escrow pending the consummation of a business combination. Refer also to "Operations" below.

      On July 8, 2005, there were 6,800,000 shares (post-split) of common stock outstanding. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of our stockholders. By action of written consent, dated July 8, 2005, holders of a majority of our outstanding shares of common stock approved a 2-for-1 forward split (the "Stock Split") of our outstanding shares of common stock. On July 12, 2005, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect the Stock Split. The number of authorized shares, and the par value, of our common stock was not affected by the Stock Split. All per-share amounts and number of shares outstanding in this report have been restated retroactively for the stock split.

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

         We do not currently engage in any business activities that provide cash flow. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of our public offering ($119,000) are intended to be utilized generally to effect a business combination. Investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to enter into. Unless we are able to complete the business combination by May 8, 2006, which is 18 months from our offering that commenced on November 8, 2004, the entire proceeds of that offering will be returned to those who subscribed to the offering. If we return the offering proceeds to the subscribers, we plan to continue as a public company and continue to search for a business combination candidate.

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

      We believe we will be able to meet costs that we incur through current monies in our treasury ($736 as of December 31, 2005), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

         o The quality and experience of management services which may be available and the depth of that management,

         o    The potential for further research, development, or exploration,

         o Specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,

         o    The potential for growth or expansion,

         o    The potential for profit,

         o The perceived public recognition or acceptance of products or services, and

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2005.


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

         At March 15, 2006, there were approximately seven holders of record of our common stock.

Dividend Policy

         We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance a business combination.

Equity Compensation Plans

         We do not maintain an equity compensation plan.

Recent Sales of Unregistered Securities

         In March 2004, we sold 5,400,000 shares (post Stock Split) of our common stock to our founders for aggregate consideration of $100,000. The shares were sold in reliance of Section 4(2) of the Securities Act and/or Rule 506 of Regulation D. As set forth in Item 1 above, proceeds are being used to consummate a business combination.

Use of Proceeds from Registered Securities

         We conducted a "blank check" offering in November 2004 subject to Rule 419 of Regulation C under the Securities Act of 1934, whereby we sold 1,400,000 shares (post Stock Split) of common stock for aggregate consideration of $119,000, which shall be held in escrow pending the consummation of a business combination. Refer also to "Description of Business- Operations" above.

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

Plan of Operation

          We were organized in the state of Delaware on March 14, 2004 as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12-14 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

         We do not currently engage in any business activities that provide cash flow. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of our public offering ($119,000) are intended to be utilized generally to effect a business combination. Investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to enter into. Unless we are able to complete the business combination by May 8, 2006, which is 18 months from our offering that commenced on November 8, 2004, the entire proceeds of that offering will be returned to those who subscribed to the offering. If we return the offering proceeds to the subscribers, we plan to continue as a public company and continue to search for a business combination candidate.

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

      We believe we will be able to meet costs that we incur through current monies in our treasury ($736 as of December 31, 2005), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

         o The quality and experience of management services which may be available and the depth of that management,

         o   The potential for further research, development, or exploration,

         o Specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,

         o   The potential for growth or expansion,

         o   The potential for profit,

         o The perceived public recognition or acceptance of products or services, and

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

         We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more of our officers, directors, promoters, affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a business combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted. Our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. If at any time a business combination is brought to us by any of our promoters, management, or their affiliates or associates, disclosure as to this fact will be included in a post-effective amendment to our registration statement on Form SB-2, as required by Rule 419. This will allow our public investors the opportunity to evaluate the business combination before voting to reconfirm their investment.

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

CONFLICTS OF INTEREST CREATE THE RISK THAT MANAGEMENT MAY HAVE AN INCENTIVE TO ACT ADVERSELY TO THE INTERESTS OF OTHER INVESTORS.

         A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Our founding stockholders own seventy-nine percent (79%) of our outstanding common stock. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors may become involved with other blank check offerings and conflicts in the pursuit of business combinations with other such blank check companies with such persons in the future be affiliated with may arise. If we and the other blank check companies that our officers and directors may become affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

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

OUR OFFICERS AND DIRECTORS HAVE NO SIGNIFICANT EXPERIENCE IN THE MANAGEMENT OF "BLANK CHECK" COMPANIES.

      Our officers and directors have only limited experience launching and operating "blank check" companies such as SRKP 1. The management of such companies may be different than what our officers and directors are familiar with from their other business experiences. We cannot assure you that our officers' and directors' limited experience will not adversely affect our ability to identify a suitable acquisition candidate and successfully negotiate a timely business combination. Our officers and directors have launched the following blank check companies:

                     Initial Filing Date of
  Name               Registration Statement                 Status                  SEC File Number
  ----               ----------------------     ----------------------------     ---------------------
SRKP 2, Inc.            April 19, 2005          Registration Statement filed     333-124164

SRKP 3, Inc.            July 7, 2005            Registration Statement filed     333-126441

SRKP 4, Inc.            August 3, 2005          Form 10 filed for each entity    000-51473(SRKP 4, Inc.)
SRKP 5, Inc.                                          on August 3,2005           000-51474(SRKP 5, Inc.)
SRKP 6, Inc.                                                                     000-51475(SRKP 6, Inc.)
SRKP 7, Inc.                                                                     000-51476(SRKP 7, Inc.)
SRKP 8, Inc.                                                                     000-51477(SRKP 8, Inc.)



THERE MAY BE AN ABSENCE OF A TRADING MARKET, WHICH WOULD ELIMINATE OR ADVERSELY IMPACT YOUR ABILITY TO SELL YOUR SHARES.

         There currently is no trading market for our stock and a trading market will not develop prior to or after the effectiveness of this prospectus or while the common stock under this offering is maintained in escrow. Under Rule 15g-8 of the Exchange Act, it is unlawful for any person to sell the securities or any interest in or related to the securities held in a Rule 419 escrow account other than under a qualified domestic relations order in divorce proceedings. Additionally, we expect the initial market for our stock following the release of shares from escrow to be limited. You will not be permitted to sell, or, except in very limited circumstances, otherwise transfer your shares while they are in escrow, and a trading market may not develop. Even if a limited trading market does develop following the release of shares from escrow, there is a risk that the absence of potential buyers will prevent you from selling your shares if you determine to reduce or eliminate your investment in SRKP 1.

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

         The 5,400,000 shares (post Stock Split) of our common stock presently held by our founders or affiliates, are "restricted securities" as that term is defined under the Securities Act and in the future may be sold pursuant to a registration statement filed under the Securities Act. It should be noted that these shares may not be sold by these promoters or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This is true for any such sale either before or after a business combination with an operating company or other person, regardless of technical compliance with the rule. The position of the staff of the Division of Corporation Finance of the Securities and Exchange Commission is that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, these promoters or affiliates, or their exemptions to the transferees, can only resell the shares they hold as of the date hereof through a registration statement filed under the Securities Act. Investors should be aware that there is a risk that such sales pursuant to a registration statement filed under the Securities Act would have a depressive effect on the market price of our securities in any market which may develop for such securities. If our promoters or affiliates did not hold these shares, there would not be the same risk of a depressive effect on the price of the shares you hold.

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

                          INDEX TO FINANCIAL STATEMENTS


                                                                   Page


Report of Independent Registered Public Accounting Firm             F-2

Financial Statements:

     Balance Sheet                                                  F-3

     Statements of Operations                                       F-4

     Statements of Changes in Stockholders' Equity                  F-5

     Statements of Cash Flows                                       F-6

Notes to Financial Statements                                       F-7

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
SRKP 1, Inc.

Los Angeles, California


We have audited the accompanying balance sheet of SRKP 1, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the period from March 16, 2004 (inception) to December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 1, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended and for the period from March 16, 2004 (inception) to December 31, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

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

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
January 19, 2006

                                  SRKP 1, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS

CURRENT ASSETS:

  Cash                                                                $     736
  Restricted cash                                                       119,662
                                                                      ---------

              Total current assets                                    $ 120,398
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                    $  11,375
                                                                      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock, $.001 par value, 10,000,000 shares
  authorized, none issued                                                    --
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 6,800,000 shares issued and
  outstanding                                                             6,800
  Additional paid-in capital                                            212,200
  (Deficit) accumulated during development stage                       (109,977)
                                                                      ---------

              Total Stockholders' Equity                                109,023
                                                                      ---------

                                                                      $ 120,398
                                                                      =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                     Cumulative
                                                                       from
                                                                      March 16,
                                                  For the Period       2004
                                  For the Year     From March       (Inception)
                                     Ended          16, 2004 To         To
                                  December 31,     December 31,     December 31,
                                     2005             2004             2005
                                  -----------      -----------      -----------

REVENUE                           $       ---      $       ---      $       ---
                                  -----------      -----------      -----------

EXPENSES                               29,871           80,768          110,639
                                  -----------      -----------      -----------

INTEREST INCOME                           662               --              662
                                  -----------      -----------      -----------

NET (LOSS)                        $   (29,209)     $   (80,768)     $  (109,977)
                                  -----------      -----------      -----------

NET (LOSS) PER COMMON SHARE -
 BASIC                            $         *      $      (.01)
                                  -----------      -----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          6,800,000        5,468,056
                                  -----------      -----------
*Less than $.01

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM MARCH 16, 2004 (INCEPTION)
                              TO DECEMBER 31, 2005

                                                                                                   (Deficit)
                                                                                                  Accumulated
                                                                  Additional                        During            Total
                                         Common Stock              Paid-In       Subscription     Development      Stockholders'
                                    Shares         Amount          Capital        Receivable         Stage            Equity
                                  ---------       ---------       ---------       ---------        ---------        ---------
Balances, March 16, 2004                 --       $      --       $      --       $      --        $      --        $      --

Sale of common stock
  on March 31,2004 at
  $.037 per share                 5,400,000           5,400          94,600       $      --               --          100,000

Sale of common stock
  on December 18, 2004 at
  $.17 per share                  1,400,000           1,400         117,600         (69,000)              --           50,000

Net (Loss)                               --              --              --              --          (80,768)         (80,768)
                                  ---------       ---------       ---------       ---------        ---------        ---------

Balances, December 31, 2004       6,800,000           6,800         212,200         (69,000)         (80,768)          69,232


Collection of subscription
  receivable                             --              --              --          69,000               --           69,000

Net (Loss)                               --              --              --              --          (29,209)         (29,209)
                                  ---------       ---------       ---------       ---------        ---------        ---------
Balances, December 31, 2005       6,800,000       $   6,800       $ 212,200       $      --        $(109,977)       $ 109,023
                                  =========       =========       =========       =========        =========        =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                               Cumulative
                                                                                                  from
                                                                                                March 16
                                                                             For the Period       2004
                                                             For the Year      From March      (Inception)
                                                                Ended         16, 2004 To          To
                                                             December 31,     December 31,     December 31,
                                                                 2005             2004             2005
                                                              ---------        ---------        ---------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss)                                                 $ (29,209)       $ (80,768)       $(109,977)
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities: Changes in:
   Restricted cash                                             (119,662)              --         (119,662)
   Accounts payable                                                 325           11,050           11,375
                                                              ---------        ---------        ---------


         Net Cash (Used in) Operating Activities               (148,546)         (69,718)        (218,264)
                                                              ---------        ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                                      --          110,000          110,000
   Collection of subscription receivable                        109,000               --          109,000
                                                              ---------        ---------        ---------

         Net Cash Provided by Financing Activities              109,000          110,000          219,000
                                                              ---------        ---------        ---------


NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              (39,546)          40,282              736


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   40,282               --               --
                                                              ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                     $     736        $  40,282        $     736
                                                              =========        =========        =========


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

Restricted Cash
The Company's restricted cash consists of proceeds from the sale of stock in a public offering and are intended to effect a business combination. Unless the Company completes a business combination within 18 months from the date the offering commenced, on November 8, 2004, the entire proceeds of that offering will be returned to the investors.

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

Earnings Per Common Share
A basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

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

The Board of Directors declared a two-for-one forward stock split in July 2005. All per-share amounts and number of shares outstanding in this report have been restated retroactively for the stock split.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

          Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. As of December 31, 2005, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION.

          Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table provides information concerning our officers and directors.


Name                      Age     Position                                        Year Appointed
------------------------  ---     --------------------------------------          --------------
Richard A. Rappaport       46     President and Director                               2004

Glenn L. Krinsky           47     Secretary, Chief Financial Officer and               2004
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

ITEM 10. EXECUTIVE COMPENSATION.

Compensation

         No compensation was been paid to our executive officers or directors for the period beginning with inception and ending December 31, 2005.

Equity Compensation Plans

         We do not maintain an equity compensation plan; therefore, we did not grant any stock options to executive officers or directors during the period beginning with inception and ending December 31, 2005.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2006 by

         o each person who is known by us to own beneficially more than 5% of our outstanding common stock;

         o   each of our officers and directors; and

         o   all of our directors and officers as a group.


                                                                                     Amount and
                                                                                     Nature of
                                                                                     Beneficial
         Class of Stock        Name and Address of Beneficial Owner (1)              Ownership        Percent
         --------------      --------------------------------------------         ----------------    --------
             Common          Richard Rappaport(2)                                   2,284,200  (4)      33.6
             Common          The Amanda Rappaport Trust(3)                            594,000            8.7
             Common          The Kailey Rappaport Trust(3)                            594,000            8.7
             Common          Debbie Schwartzberg(2)                                 2,284,200           33.6
             Common          Glenn Krinsky(2)                                         540,000            7.9
             Common          Charles Frisco(2)                                        291,600            4.2
             Common          TMC Holdings, Ltd.(5)                                  1,400,000           20.6
             Common          Officers and Directors (2 persons)                     2,824,200   (3)     41.5

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

         (a) Exhibits

Exhibit                         Description of Exhibit
Number

3.1 Certificate of Incorporation (incorporated by reference to Registrant's Registration Statement on Form SB-2 filed 4/20/04).
3.1(a) Certificate of Amendment of Certificate of Incorporation dated July 8, 2005 (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed 08/11/05)
3.2 By-Laws (incorporated by reference to Registrant's Registration Statement on Form SB-2 filed 4/20/04).
4.1 Specimen Certificate of Common Stock (incorporated by reference to Registrant's Registration Statement on Form SB-2 filed 4/20/04).
4.2 Form of Escrow Agreement (incorporated by reference to Registrant's Registration Statement on Form SB-2 filed 8/2/04).
4.3 Form of Registration Rights Agreement. (incorporated by reference to Registrant's Annual Report on Form 10-KSB filed 03/30/05).
10.2 Form of Subscription Agreement (incorporated by reference to Registrant's Registration Statement on Form SB-2 filed 10/1/04).
14.1     Code of Ethics.
31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         During the fiscal years ended December 31, 2005 and 2004, we retained A.J. Robbins, PC to provide services as follows:

                                                              2005       2004*
                                                             ------     -------
Audit Fees..............................................     $6,217     $6,277
Audit-Related Fees......................................         --         --
Tax Fees................................................         --         --
All Other Fees..........................................         --         --

* We were formed in March 2004.

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

                                Date: March 31, 2006

                                By:    /s/ Glenn Krinsky
                                      --------------------------------
                                       Glenn Krinsky
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                Date:  March 31, 2006


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                               TITLE                                DATE

/s/ Richard Rappaport                 President, Chief Executive Officer  (Principal    March 31, 2006
---------------------------           Executive Officer) and Director
Richard Rappaport


/s/ Glenn Krinsky                     Chief Financial Officer                           March 31, 2006
---------------------------           (Principal Financial and Accounting Officer)
Glenn Krinsky                         and Director
