Form 10QSB
period 2006-03-31
SRKP 1 INC
filed 2006-05-15
CIK 1287668

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

                For the quarterly period ended March 31, 2006

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

There were 6,800,000 shares outstanding of registrant's common stock, par value $.001 per share, as of May 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX


PART I.     FINANCIAL INFORMATION                                              2

Item 1.     Financial Statements:                                              2

                 Balance Sheet as of March 31, 2006 (unaudited)                3

                 Statements of Operations (unaudited) for the three-month periods ending March 31, 2005, and March 31, 2006 and from
                 Inception (March 16, 2004) to March 31, 2006                  4

                 Statements of Cash Flows (unaudited) for the three-month periods ending March 31, 2005, and March 31, 2006 and from
                 Inception (March 16, 2004) to March 31, 2006                  5

                 Notes to Financial Statements                                 6

Item 2.     Management's Discussion and Analysis of Financial Condition or     9
            Plan of Operation

Item 3.     Controls and Procedures                                           14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 15

Item 2.     Unregistered Sales of Equity Securities and Use of Procedures     15

Item 3.     Default Upon Senior Securities                                    15

Item 4.     Submission of Matters to a Vote of Security Holders               15

Item 5.     Other Information                                                 15

Item 6.     Exhibits                                                          15

Signatures                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of SRKP 1, Inc. included in the Form 10-KSB for the fiscal year ended December 31, 2005.

                                  SRKP 1, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS

ASSETS:
  Cash                                                       $           1,148
  Restricted cash                                                      120,011
                                                             -----------------

            Total Current Assets                             $         121,159
                                                             =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                           $           4,922
  Due to Stockholders                                                   15,000
                                                             -----------------

            Total current liabilities                                   19,922
                                                             -----------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
  authorized, none issued                                                   --
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 6,800,000 shares issued and
  outstanding                                                            6,800
  Additional paid-in capital                                           212,200
  (Deficit) accumulated during development stage                      (117,763)
                                                             -----------------

         Total Stockholders' Equity                                    101,237
                                                             -----------------

                                                             $         121,159
                                                             =================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                Cumulative from
                                                            Three Months       Three months      March 16, 2004
                                                                Ended             Ended          (inception) to
                                                            March 31, 2006    March 31, 2005     March 31, 2006
                                                            --------------    --------------     --------------
REVENUE                                                      $        --        $        --        $        --
                                                             -----------        -----------        -----------

EXPENSES                                                           8,134             15,011            118,773
                                                             -----------        -----------        -----------

INTEREST INCOME                                                      348                 74              1,010
                                                             -----------        -----------        -----------

NET (LOSS)                                                   $    (7,786)       $   (14,937)       $  (117,763)
                                                             -----------        -----------        -----------

NET (LOSS) PER COMMON SHARE - BASIC                          $         *        $         *
                                                             ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           6,800,000          6,800,000
                                                             ===========        ===========

      *Less than $.01


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Cumulative from
                                                              Three Months        Three Months       March 16, 2004
                                                                 Ended               Ended           (inception) to
                                                             March 31, 2006      March 31, 2005      March 31, 2006
                                                             --------------      --------------      --------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss)                                                  $  (7,786)          $ (14,937)          $(117,763)
                                                               ---------           ---------           ---------

   Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
      Changes in:
     Restricted cash                                                (350)            (40,074)           (120,011)
     Accounts payable                                             (6,452)               (125)              4,922
                                                               ---------           ---------           ---------

         Net Cash  (Used in) Operating Activities                (14,588)            (55,136)           (232,852)
                                                               ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Common stock issued for cash                                       --                  --             219,000
   Collection of subscription receivable                              --              40,000                  --
   Advances from stockholders                                     15,000                  --              15,000
                                                               ---------           ---------           ---------

         Net Cash Provided by Financing Activities                15,000              40,000             234,000
                                                               ---------           ---------           ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:                412             (15,136)              1,148
                                                               ---------           ---------           ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       736              30,282                  --
                                                               ---------           ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   1,148           $  15,146           $   1,148
                                                               =========           =========           =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of SRKP 1, Inc. included in the Form 10-KSB for the fiscal year ended December 31, 2005.

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

                                  SRKP 1, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY

During March 2004, the Company sold for $100,000 cash 5,400,000 shares of its $.001 par value common stock to various investors. During December 2004 the Company sold 1,400,000 shares of its $.001 par value common stock through its Initial Public Offering for $10,000 and a subscription receivable for $109,000. The subscription receivable was fully collected during 2005.

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

NOTE 5 - DUE TO STOCKHOLDERS

During the first quarter of 2006 certain stockholders advanced the Company $15,000 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         This Form 10-QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this quarterly report on Form 10-QSB and our annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Special Note Regarding Forward Looking Statements" as contained in our annual report on Form 10-KSB for the year ended December 31, 2005.

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

          We conducted a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, whereby we sold 1,400,000 (post-split) shares of common stock, which shall be held in escrow pending the consummation of a business combination. Because we did not complete a business combination within the required timeframe, the investments will be returned to the investors in the "blank check" offering. Refer also to "Operations" below.

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

          We do not currently engage in any business activities that provide cash flow. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of our public offering are intended to be utilized generally to effect a business combination. Investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to enter into. Because we did not complete a business combination by May 8, 2006, which is 18 months from our offering that commenced on November 8, 2004, the entire proceeds of that offering will be returned to those who subscribed to the offering. We plan to continue as a public company and continue to search for a business combination candidate.

          During the next 12-14 months we anticipate incurring costs related to:

          (i)      filing of Exchange Act reports (approximately $15,000),

          (ii) filing of a registration statement, upon identification of a suitable merger candidate (approximately $25,000), and

          (iii) costs relating to consummating a stockholder approved acquisition (approximately $50,000).

          We believe we will be able to meet these costs that we incur through current monies in our treasury ($1,148 as of March 31, 2006), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

          We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more of our officers, directors, promoters, affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a business combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted. Our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. If at any time a business combination is brought to us by any of our promoters, management, or their affiliates or associates, disclosure as to this fact will be made in a public filing with the Securities and Exchange Commission.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         As of March 31, 2006, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, of "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Controls

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

May 12, 2006                       SRKP 1, Inc.
                                   (Registrant)

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