Form 10QSB
period 2006-06-30
SRKP 1 INC
filed 2006-08-14
CIK 1287668

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

                  For the quarterly period ended June 30, 2006

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

There were 5,400,000 shares outstanding of registrant's common stock, par value $.001 per share, as of August 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

     Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005                                    3

     Statements of Operations (unaudited) for the three-month periods ending
         June 30, 2006 and June 30, 2005                                                                     4

     Statements of Operations (unaudited) for the six-month periods ending
         June 30, 2006 and June 30, 2005 and from Inception (March 16, 2004) to June 30, 2006                5

     Statements of Cash Flows (unaudited) for the six-month periods ending June
         30, 2006 and June 30, 2005 and from Inception (March 16, 2004) to June 30, 2006                     6

Notes to Financial Statements                                                                                7

Item 2.     Management's Discussion and Analysis of Financial Condition or Plan of Operation                10

Item 3.     Controls and Procedures                                                                         14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               15

Item 2.     Unregistered Sales of Equity Securities and Use of Procedures                                   15

Item 3.     Default Upon Senior Securities                                                                  15

Item 4.     Submission of Matters to a Vote of Security Holders                                             15

Item 5.     Other Information                                                                               15

Item 6.     Exhibits                                                                                        15

Signatures                                                                                                  16

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

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                  JUNE 30.    DECEMBER 31,
                                                                                    2006         2005
                                                                                 ---------     ---------
                                                                                (UNAUDITED)
                                     ASSETS
ASSETS:
     Cash                                                                        $   3,477     $     736
     Restricted cash                                                                    --       119,662
                                                                                 ---------     ---------

          Total Current Assets                                                   $   3,477     $ 120,398
                                                                                 =========     =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
     Accounts payable                                                            $      --     $  11,375
     Due to stockholders                                                            30,000            --
                                                                                 ---------     ---------

          Total Current Liabilities                                                 30,000        11,375

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 10,000,000 shares
     authorized, none issued                                                            --            --
     Common stock, $.001 par value, 100,000,000 shares
     authorized, 5,400,000 and 6,800,000 issued and outstanding, respectively        5,400         6,800
     Additional paid-in capital                                                     94,600       212,200
     (Deficit) accumulated during development stage                               (126,523)     (109,977)
                                                                                 ---------     ---------


          Total Stockholders' Equity (Deficit)                                     (26,523)      109,023
                                                                                 ---------     ---------

                                                                                 $   3,477     $ 120,398
                                                                                 =========     =========

             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS    THREE MONTHS
                                                 ENDING           ENDING
                                             JUNE 30, 2006    JUNE 30, 2005
                                            --------------    -------------

REVENUE                                     $           --    $          --
                                            --------------    -------------

EXPENSES                                             8,760            7,472
                                            --------------    -------------

INTEREST INCOME                                         --               91
                                            --------------    -------------

NET (LOSS)                                  $       (8,760)   $      (7,381)
                                            ==============    =============

NET (LOSS) PER COMMON SHARE-BASIC           $            *    $           *
                                            ==============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                 6,084,444        6,800,000
                                            ==============    =============

* Less than $.01

             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             CUMULATIVE FROM
                                                  SIX MONTHS     SIX MONTHS   MARCH 16, 2004
                                                    ENDING         ENDING     (INCEPTION) TO
                                                JUNE 30, 2006  JUNE 30, 2005   JUNE 30, 2006
                                                 -----------     -----------     ---------
REVENUE                                          $        --     $        --     $      --
                                                 -----------     -----------     ---------

EXPENSES                                              16,546          22,483       127,185
                                                 -----------     -----------     ---------

INTEREST INCOME                                           --             165           662
                                                 -----------     -----------     ---------

NET (LOSS)                                       $   (16,546)    $   (22,318)    $(126,523)
                                                 ===========     ===========     =========

NET (LOSS) PER COMMON SHARE-BASIC                $         *     $         *
                                                 ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                   6,442,222     6,800,000
                                                 ===========     =========

*Less than $.01

             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                      CUMULATIVE
                                                                                                                    FROM MARCH 16,
                                                                                 SIX MONTHS         SIX MONTHS           2004
                                                                                   ENDING             ENDING       (INCEPTION) TO
                                                                                JUNE 30, 2006     JUNE 30, 2005     JUNE 30, 2006
                                                                                  ---------         ---------         ---------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     Net (loss)                                                                   $ (16,546)        $ (22,318)        $(126,523)

     Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities: Changes in:

     Restricted cash                                                                119,662          (119,165)               --

     Accounts payable                                                               (11,375)           (6,951)               --
                                                                                  ---------         ---------         ---------

          Net Cash Provided by (Used In) Operating Activities                        91,741          (148,434)         (126,523)
                                                                                  ---------         ---------         ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

     Common stock issued for cash                                                        --                --           219,000

     Common stock returned to Company                                              (119,000)               --          (119,000)

     Collection of subscription receivable                                               --           109,000                --

     Advances from stockholders                                                      30,000                --            30,000
                                                                                  ---------         ---------         ---------

          Net Cash Provided by (Used in) Financing Activities                       (89,000)          109,000           130,000
                                                                                  ---------         ---------         ---------
NET INCREASE/(DECREASE) IN CASH AND CASH

     EQUIVALENTS:                                                                     2,741           (39,434)            3,477
                                                                                  ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, BEGINNING

     OF PERIOD                                                                          736            40,282                --
                                                                                  ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, END

     OF PERIOD                                                                    $   3,477         $     848         $   3,477
                                                                                  =========         =========         =========

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

                                  SRKP 1, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH
Proceeds from the Initial Public Offering were restricted until a merger was completed. A merger was not consummated within the prescribed time period; therefore the funds were returned to the original investors in May 2006.

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

During May 2006, since no merger was consummated within 18 months the funds were returned to the investor and the 1,400,000 shares of stock were returned to the Company.

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

NOTE 5 - DUE TO STOCKHOLDERS

During 2006 certain stockholders advanced the Company $30,000 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

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

      We conducted a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, whereby we sold 1,400,000 (post-split) shares of common stock, which shall be held in escrow pending the consummation of a business combination. Because we did not complete a business combination within the required timeframe, the investments were returned to the investors in the "blank check" offering. Refer also to "Operations" below.

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

      We do not currently engage in any business activities that provide cash flow. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of our public offering are intended to be utilized generally to effect a business combination. Investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to enter into. Because we did not complete a business combination by May 8, 2006, which is 18 months from our offering that commenced on November 8, 2004, the entire proceeds of that offering were returned to those who subscribed to the offering. We plan to continue as a public company and continue to search for a business combination candidate.

      During the next 12-14 months we anticipate incurring costs related to:

      (i)   filing of Exchange Act reports (approximately $15,000),

      (ii) filing of a registration statement, upon identification of a suitable merger candidate (approximately $25,000), and

      (iii) costs relating to consummating a stockholder approved acquisition (approximately $50,000).

      We believe we will be able to meet these costs that we incur through current monies in our treasury ($3,477 as of June 30, 2006), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of June 30, 2006, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, of "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

August 14, 2006                   SRKP 1, Inc.
                                  (Registrant)

                                   By:   /s/ Richard Rappaport
                                         --------------------------------------
                                         Richard Rappaport
                                         President (Principal Executive Officer)

                                   By:   /s/ Glenn Krinsky
                                         --------------------------------------
                                         Glenn Krinsky
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)