Form 10QSB
period 2006-09-30
SRKP 1 INC
filed 2006-11-20
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
333-114622

CHINA ARCHITECTURAL ENGINEERING, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0502125 (I.R.S. Employer Identification No.)

105 Baishi Road, Jiuzhou West Avenue, Zhuhai, People’s Republic of China (Address of principal executive offices)	519070 (Zip Code)

0086-756-8538908
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 50,000,000 shares outstanding of registrant’s common stock, par value $.001 per share, as of November 14, 2006.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

EXPLANTORY NOTE

The Registrant was organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On October 17, 2006 (the “Effective Date”), the Registrant closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of Full Art International, Ltd., a Hong Kong Company (“Full Art”), which has four subsidiaries, including its wholly-owned subsidiary, Zhuhai King Glass Engineering Co., Ltd., a company formed under the laws of the People’s Republic of China, (ii) assumed the operations of Full Art and its subsidiaries and (iii) changed its name from SRKP 1, Inc. to China Architectural Engineering, Inc. The Registrant reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006. This Quarterly Report on Form 10-QSB contains information regarding the Registrant and Full Art, as indicated herein.

CHINA ARCHITECTURAL ENGINEERING, INC.
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	Balance Sheet of Registrant as of September 30, 2006 (unaudited)	2

	Statements of Operations (unaudited) of Registrant for the three- and nine-month periods ending September 30, 2006 and 2005 and period from Inception (March 16, 2004) to September 30, 2006	3

	Statements of Cash Flows (unaudited) of Registrant for the nine-month periods ending September 30, 2006 and 2005 and period from Inception (March 16, 2004) to September 30, 2006	5

	Notes to the Consolidated Financial Statements of Registrant	6

	Index to Financial Statements of Full Art International, Ltd.	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	15

ITEM 3.	CONTROLS AND PROCEDURES	41

PART II - OTHER INFORMATION		41

ITEM 1.	LEGAL PROCEEDINGS	41

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	42

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	42

ITEM 5.	OTHER INFORMATION	42

ITEM 6.	EXHIBITS	42

SIGNATURES		44

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of China Architectural Engineering, Inc. (formerly known as SRKP 1, Inc.) included in the Form 10-KSB for the fiscal year ended December 31, 2005.

CHINA ARCHITECTURAL ENGINEERING, INC.
(formerly known as SRKP 1, INC.)
(A Development Stage Company)
BALANCE SHEET

September 30.
2006
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,752

Total Current Assets	$5,722

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$34,500
Total Current Liabilities	34,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued	—
Common stock, $.001 par value, 100,000,000 shares
authorized, 5,400,000 shares issued and outstanding	5,400
Additional paid-in capital	94,600
(Deficit) accumulated during development stage	(128,778)

Total Stockholders' Equity (Deficit)	(28,778)

$5,722

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

CHINA ARCHITECTURAL ENGINEERING, INC.
(formerly known as SRKP 1, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ending	Ending
	September 30, 2006	September 30, 2005

REVENUE	$-	$-

EXPENSES	2,255	4,364

INTEREST INCOME	-	244

NET (LOSS)	$(2,255)	$(4,120)

NET (LOSS) PER COMMON SHARE-BASIC	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	5,400,000	6,800,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

CHINA ARCHITECTURAL ENGINEERING, INC.
(formerly known as SRKP 1, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ending September 30, 2006	Nine Months Ending September 30, 2005	Cumulative from March 16, 2004 (Inception) to September 30, 2006

REVENUE	$-	$-	$-

EXPENSES	18,801	26,847	129,440

INTEREST INCOME	-	409	662

NET (LOSS)	$(18,801)	$(26,438)	$(128,778)

NET (LOSS) PER COMMON SHARE-BASIC	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	6,089,706	6,800,000

* LESS THAN $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

CHINA ARCHITECTURAL ENGINEERING, INC.
(formerly known as SRKP 1, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ending September 30, 2006	Nine Months Ending September 30, 2005	Cumulative from March 16, 2004 (Inception) to September 30, 2006

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss)	$(18,801)	$(26,438)	$(128,778)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Changes in:
Restricted Cash	119,662	(119,409)	—
Accounts Payable	(11,375)	(2,651)	—

Net Cash Provided by (Used In) Operating Activities	89,486	(148,498)	(128,778)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	—	—	219,000
Common stock returned to Company	(119,000)		(119,000)
Collection of subscription receivable		109,000
Advances from stockholders	34,500		34,500

Net Cash Provided by (Used in) Financing Activities	(84,500)	109,000	134,500

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	4,986	(39,498)	5,722

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	736	40,282	—

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$5,722	$784	$5,722

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

CHINA ARCHITECTURAL ENGINEERING, INC.
(formerly known as SRKP 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company included in the Form 10-KSB for the fiscal year ended December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
China Architectural Engineering, Inc. (formerly known as SRKP 1, INC.) (the “Company”), a development stage company, was organized under the laws of the State of Delaware on March 16, 2004. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

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

CHINA ARCHITECTURAL ENGINEERING, INC.
(formerly known as SRKP 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

NOTE 5 - DUE TO STOCKHOLDERS

During 2006 certain stockholders advanced the Company $34,500 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

CHINA ARCHITECTURAL ENGINEERING, INC.
(formerly known as SRKP 1, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 6 - SUBSEQUENT EVENTS

On August 21, 2006, the Company entered into a share exchange agreement, as amended on October 17, 2006 (the “Exchange Agreement”), with Full Art International, Ltd., a Hong Kong Company (“Full Art”) and KGE Group Limited, which was Full Art’s sole shareholder, pursuant to which KGE Group would transfer all of Full Art’s issued and outstanding securities to the Company in exchange for 45,304,125 shares of the Company’s common stock (the “Share Exchange”). Concurrently with the close of the Share Exchange, the Company would close a private placement transaction of 2,320,875 shares of common stock at $1.60 per share (the “Private Placement”) pursuant to which the Company would receive gross proceeds in the amount of $3,713,400.

On October 17, 2006, the Share Exchange closed and Full Art became the Company’s wholly-owned subsidiary. Of the 45,304,125 shares issued by the Company, 2,000,000 shares were issued to FirstAlliance Financial Group, Inc. upon closing of the Share Exchange. The shares will be accounted for as a non-reoccurring general and administrative expense for services rendered and, as a result, the earnings of the Company on a consolidated basis with Full Art will be reduced for the quarter and year ended December 31, 2006 by the amount of the expense. The reduction in earnings will be equal to the fair market value of the shares, which will be $1.60 per share, the same per share price at which the Company sold shares in the Private Placement. Also at the closing of the Share Exchange, the Company issued 100,000 shares of our common stock and a five-year warrant to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 for investor relations services, the value of which will be expensed.

In addition, immediately prior to the closing of the Share Exchange and the Private Placement, the Company and certain of its shareholders agreed to cancel an aggregate of 3,125,000 shares of common stock such that there were 2,275,000 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement. The Company also agreed to register the 2,320,875 shares of common stock sold in the Private Placement, the 2,000,000 shares issued to FirstAlliance Financial Group, Inc., the 2,275,000 shares of common stock outstanding immediately prior to the Share Exchange, and the securities issued for investor relations firm. If the Company fails to register certain of these shares in a timely manner, additional shares of its common stock and cash penalties may be required to be issued to the respective shareholders.

FULL ART INTERNATIONAL LIMITED

Financial Statements

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

CONSOLIDATED BALANCE SHEET	10
CONSOLIDATED STATEMENT OF INCOME	12
CONSOLIDATED STATEMENT OF CASH FLOWS	13
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	14

FULL ART INTERNATIONAL LIMITED

CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30
(Stated in US Dollars) (Unaudited)

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$1,790,103	$1,861,310
Contract receivables	28,830,562	7,334,019
Tender and other site deposits	5,271,650	5,372,575
Inventories	792,156	19,376

Total current assets	$36,684,471	$14,587,280
Intangible assets	18,652	650,218
Long-term prepayment	37,879	1,622
Plant and equipment, net	557,029	488,482

TOTAL ASSETS	$37,298,031	$15,727,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,515,160	$4,487,853
Customers’ deposits	1,843	1,380,816
Accruals	159,718	184,917
Short-term loans	-	1,201,176
Taxes payable	3,217,444	638,137
Dividend payable	984,484	-
Other payables	1,689,754	351,920

Total current liabilities	$20,568,403	$8,244,819

LONG-TERM LIABILITIES
Long-term payables	50,151	49,098

TOTAL LIABILITIES	$20,618,554	$8,293,917

The accompanying notes are an integral part of these financial statements.

FULL ART INTERNATIONAL LIMITED

CONSOLIDATED BALANCE SHEET (Continued)
AS AT SEPTEMBER 30
(Stated in US Dollars) (Unaudited)

	2006	2005

STOCKHOLDERS’ EQUITY
Common stock	$3,858	$3,858
Capital reserve	-	2,611,823
Statutory reserves	1,474,669	1,329,503
Accumulated other comprehensive income	364,854	179,405
Retained earnings	14,836,096	3,309,096

	$16,679,477	$7,433,685

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$37,298,031	$15,727,602

The accompanying notes are an integral part of these financial statements.

FULL ART INTERNATIONAL LIMITED

CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Stated in US Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contract revenues earned	$14,182,233	$9,852,480	$40,624,126	$25,818,283

Cost of contract revenues earned	(11,122,018)	(7,555,983)	(30,311,481)	(19,619,673)

Gross profit	$3,060,215	$2,296,497	$10,312,645	$6,198,610

Selling, administrative and other operating expenses	(1,271,133)	(1,346,966)	(3,482,963)	(4,287,704)
Interest expenses, net	11,607	(20,620)	(7,016)	(77,645)

Income from operations	$1,800,689	$928,911	$6,822,666	$1,833,261

Other income, net	42,586	54,884	743,686	203,495

Income before taxes	$1,843,275	$983,795	$7,566,352	$2,036,756

Income tax	(292,870)	(162,252)	(1,149,573)	(344,485)

Net income	$1,550,405	$821,543	$6,416,779	$1,692,271

The accompanying notes are an integral part of these financial statements.

FULL ART INTERNATIONAL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Stated In US Dollars) (Unaudited)

	Nine months ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities
Net Income	$6,416,779	$1,692,271
Dividend paid	(2,653,753)	(2,590,560)
Increase in Inventory	(768,767)	(4,353)
Increase in Accounts Receivable	(24,529,890)	(4,960,236)
Decrease in Tender and other site deposits	11,086,540	5,586,726
Increase in Accounts Payable	8,149,643	1,766,350
Decrease in Other payables and Accruals	(432,488)	(3,594,812)

Net Cash Used in Operating Activities	(2,731,936)	(2,104,614)

Cash Flows from Investing Activities
Purchases of Intangible Assets	(56,531)	30,881
Purchase of Fixed Assets	(50,643)	(15,323)

Net Cash Provided by (Used in) Investing Activities	(107,174)	15,558

Cash Flows from Financing Activities
Repayments of short-term loans	(743,742)	(3,637,816)
Increase in long-term payables	(370,405)	(155,997)
Increase in capital and statutory reserves	4,302,095	3,171,307

Net Cash Provided by (Used in) Financing Activities	3,187,948	(622,506)

Net in Cash and Cash Equivalents(Used)/Sourced	348,838	(2,711,562)

Effect of Foreign Currency Translation on Cash and
Cash Equivalents	416,811	471,717

Cash and Cash Equivalents - Beginning of Year	1,024,454	4,101,155

Cash and Cash Equivalents - End of Period	$1,790,103	$1,861,310

The accompanying notes are an integral part of these financial statements.

FULL ART INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2006 AND 2005
(Stated in US Dollars) (Unaudited)

1.  Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Full Art International Limited, a Hong Kong Company (“Full Art”), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements of Full Art International Limited for the year ended December 31, 2005 and notes thereto included in China Architectural Engineering, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2006, and as it may be amended thereafter. Full Art International Limited follows the same accounting policies in the preparation of interim reports. Results of operations for interim periods are not indicative of annual results.

2.  Subsequent Events

On August 21, 2006, China Architectural Engineering, Inc. (“CAE”) entered into a share exchange agreement, as amended on October 17, 2006 (the “Exchange Agreement”), with Full Art and KGE Group Limited, which was Full Art’s sole shareholder, pursuant to which KGE Group would transfer all of Full Art’s issued and outstanding securities to CAE in exchange for 45,304,125 shares of CAE’s common stock (the “Share Exchange”). Concurrently with the close of the Share Exchange, CAE would close a private placement transaction of 2,320,875 shares of common stock at $1.60 per share (the “Private Placement”) pursuant to which CAE would receive gross proceeds in the amount of $3,713,400.

On October 17, 2006, the Share Exchange closed and Full Art became CAE’s wholly-owned subsidiary. Of the 45,304,125 shares issued by CAE, 2,000,000 shares were issued to FirstAlliance Financial Group, Inc. upon closing of the Share Exchange. The shares will be accounted for as a non-reoccurring general and administrative expense for services rendered and, as a result, the earnings of CAE on a consolidated basis with Full Art will be reduced for the quarter and year ended December 31, 2006 by the amount of the expense. The reduction in earnings will be equal to the fair market value of the shares, which will be $1.60 per share, the same per share price at which CAE sold shares in the Private Placement. Also at the closing of the Share Exchange, CAE issued 100,000 shares of our common stock and a five-year warrant to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 for investor relations services, the value of which will be expensed.

In addition, immediately prior to the closing of the Share Exchange and the Private Placement, CAE and certain of its shareholders agreed to cancel an aggregate of 3,125,000 shares of common stock such that there were 2,275,000 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement. CAE also agreed to register the 2,320,875 shares of common stock sold in the Private Placement, the 2,000,000 shares issued to FirstAlliance Financial Group, Inc., the 2,275,000 shares of common stock outstanding immediately prior to the Share Exchange, and the securities issued for investor relations firm. If CAE fails to register certain of these shares in a timely manner, additional shares of its common stock and cash penalties may be required to be issued to the respective shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report.

This quarterly report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Refer also to “Risk Factors" and “Special Note Regarding Forward-Looking Statements" in this Item 2, below.

We were organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On October 17, 2006 (the “Effective Date”), we closed a share exchange transaction (the “Share Exchange”) pursuant to which we (i) became the 100% parent of Full Art International, Ltd., a Hong Kong Company (“Full Art”), which has four subsidiaries, including its wholly-owned subsidiary, Zhuhai King Glass Engineering Co., Ltd., a company formed under the laws of the People’s Republic of China, (ii) assumed the operations of Full Art and its subsidiaries and (iii) changed our name from SRKP 1, Inc. to China Architectural Engineering, Inc. We reported the closing of the Share Exchange in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006.

Since the Share Exchange closed subsequent to the reporting period covered by this Quarterly Report on Form 10-QSB, this Item 2 includes both discussion of the our business as it existed as of September 30, 2006 and of our business post-Share Exchange, as the 100% parent of Full Art, to ensure that the disclosure included herein is complete and not misleading. The section entitled “SRKP 1, INC.” describes the Registrant prior to October 17, 2006 and the section entitled “CHINA ARCHITECTURAL ENGINEERING, INC.” describes the Registrant on and after October 17, 2006.

SRKP 1, INC.

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

We conducted a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, whereby we sold 1,400,000 (post-split) shares of common stock, which were held in escrow pending the consummation of a business combination. Because we did not complete a business combination within the required timeframe, the investments were returned to the investors in the "blank check" offering.

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

We do not currently engage in any business activities that provide cash flow. The reference to us as a "blank check" company with respect our “blank check” offering is because investors entrust their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of our public offering were intended to be utilized generally to effect a business combination. Because we did not complete a business combination by May 8, 2006, which is 18 months from our offering that commenced on November 8, 2004, the entire proceeds of that offering were returned to those who subscribed to the offering. We plan to continue as a public company and continue to search for a business combination candidate.

During the next 12-14 months we anticipate incurring costs related to:

(i) filing of Exchange Act reports (approximately $15,000),

(ii) filing of a registration statement, upon identification of a suitable merger candidate (approximately $25,000), and

(iii) costs relating to consummating a stockholder approved acquisition (approximately $50,000).

We believe we will be able to meet these costs that we incur through current monies in our treasury ($5,722 as of September 30, 2006), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

Evaluation of Business Combinations

Our officers and directors will analyze or supervise the analysis of prospective business combinations. Our management intends to concentrate on preliminary prospective business combinations, which may be brought to its attention through present associations or other third parties. While we have not established definitive criteria for acquisition candidates, we intend to focus on candidates satisfying some, but not necessarily all, of the following criteria:

•	A minimum of two years' operating history,

•	At least $5.0 million in annual revenue and/or pre-tax profit of $300,000, and

•	At least $300,000 in stockholders' equity.

In analyzing prospective business combinations, our management will also consider such matters as the following:

•	Available technical, financial, and managerial resources,

•	Working capital and other financial requirements,

•	Prospects for the future,

•	Nature of present and expected competition,

•	The quality and experience of management services which may be available and the depth of that management,

•	The potential for further research, development, or exploration,

•	Specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,

•	The potential for growth or expansion,

•	The potential for profit,

•	The perceived public recognition or acceptance of products or services, and

•	Name identification and other relevant factors.

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

The structure of the business combination will depend on, among other factors:

•	The nature of the target business,

•	Our needs and desires and the needs and desires of the persons controlling the target business,

•	The management of the target business, and

•	Our relative negotiating strength compared to the strength of the persons controlling the target business.

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

Share Exchange Agreement

On August 21, 2006, we entered into a share exchange agreement with KGE Group, Limited, a Hong Kong corporation and the sole shareholder of Full Art International, Ltd., a Hong Kong Company (“Full Art”). On October 17, 2006, the parties entered into Amendment No. 1 to the share exchange agreement. Pursuant to the share exchange agreement, as amended (the “Exchange Agreement”), we agreed to issue an aggregate of 45,304,125 shares of our common stock in exchange for all of the issued and outstanding securities of Full Art (the “Share Exchange”).

We agreed to issue to issue an aggregate of 45,304,125 shares of its common stock to the sole shareholder of Full Art and its designees in exchange for all of the issued and outstanding securities of Full Art. Also at the closing of the Share Exchange, we agreed to issue 100,000 shares of our common stock and five year warrants to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 for investor relations services (the “IR Securities”). In addition, immediately prior to the closing of the Share Exchange and the Private Placement, we and certain of our shareholders agreed to cancel an aggregate of 3,125,000 shares of common stock such that there were 2,275,000 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement.

Pursuant to the terms of the Share Exchange, we agreed to register a total of 2,275,000 shares of common stock held by our shareholders immediately prior to the Share Exchange. Of these 2,275,000 shares held by our shareholders, 1,312,675 shares would be covered by the registration statement filed in connection with the Private Placement (described below) and 962,325 shares, which are beneficially owned by affiliates of WestPark Capital, Inc. (“WestPark”) would be included in a subsequent registration statement filed by us within ten days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. We also agreed to register the IR Securities in the registration statement filed in connection with the Private Placement, in addition to including 2,000,000 shares of common stock that would be issued to FirstAlliance Financial Group, Inc. as a designee of the sole shareholder of Full Art in the subsequent registration statement that is filed to register the shares held by the affiliates of WestPark.

We also agreed to conduct a private placement of an aggregate of 2,320,875 shares of common stock at $1.60 per share for gross proceeds of $3,713,400 (the “Private Placement”). We agreed to file a registration statement covering the common stock sold in the private placement within 30 days of the closing of the Share Exchange.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

OVERVIEW

We were incorporated in the state of Delaware on March 16, 2004. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On October 17, 2006, we closed a share exchange transaction described below, pursuant to which we (i) became the 100% parent of Full Art International, Ltd., a Hong Kong Company (“Full Art”), which has four subsidiaries, including its wholly-owned subsidiary, Zhuhai King Glass Engineering Co., Ltd., a company formed under the laws of the People’s Republic of China (“PRC” or “China”), (ii) assumed the operations of Full Art and its subsidiaries and (iii) changed our name from SRKP 1, Inc. to China Architectural Engineering, Inc. Full Art was incorporated in Hong Kong on July 30, 1992 under the Companies Ordinance of Hong Kong.

Our work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. These contracts are undertaken by us or our wholly-owned subsidiary alone or in partnership with other contractors through joint ventures. We also manage, for a fee, construction projects of others. The length of our contracts varies but typically have a duration of approximately two years.

We specialize in the design, engineering and installation of high-end specialty curtain wall systems, including glass curtain walls, stone curtain walls, metal curtain walls, roofing systems, and related products, for public works projects and commercial real estate. We have successfully designed and installed nearly one hundred projects throughout China, including the National Grand Theater, Exhibition Conservatory of Beijing Botanical Garden, The COSCO Tower at Changlian Avenue Beijing, and the Wumen Exhibition Hall in Beijing’s Forbidden City, and a number of commercial structures in Southeast Asia. We compete on the strength of our reputation, track record, strong relationships with government clients and our ability to give expression to the vision of leading architects. By focusing on innovation while outsourcing commoditized manufacturing work, we are able to add artistic and technological value to projects at cost-effective price points.

Completion of the Share Exchange

On August 21, 2006, we entered into a share exchange agreement with KGE Group, Limited, a Hong Kong corporation and the sole shareholder of Full Art. On October 17, 2006, we entered into Amendment No. 1 to the share exchange agreement. Pursuant to the share exchange agreement, as amended (the “Exchange Agreement”), we agreed to issue an aggregate of 45,304,125 shares of our common stock in exchange for all of the issued and outstanding securities of Full Art (the “Share Exchange”). The Share Exchange closed on October 17, 2006.

Principal Terms of the Share Exchange

Upon the closing of the Share Exchange, we issued an aggregate of 45,304,125 shares of our common stock to the sole shareholder of Full Art and its designees in exchange for all of the issued and outstanding securities of Full Art. Also at the closing of the Share Exchange, we issued 100,000 shares of our common stock and a five-year warrant to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 for investor relations services (the “IR Securities”). In addition, immediately prior to the closing of the Share Exchange and the Private Placement, as described below, we and certain of our shareholders agreed to cancel an aggregate of 3,125,000 shares of common stock such that there were 2,275,000 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement. We issued no fractional shares in connection with the Share Exchange.

Immediately after the closing of the Share Exchange and Private Placement, we had 50,000,000 outstanding shares of common stock and outstanding warrants to purchase 232,088 shares of our common stock. Upon the closing of the Share Exchange, the sole shareholder of Full Art and its designees owned approximately 90.6% of our issued and outstanding common stock, the pre-existing shareholders of the Company owned 4.7% and investors in the Private Placement (described below) (that closed concurrently with the Share Exchange) owned 4.6% of our outstanding common stock.

Pursuant to the terms of the Share Exchange, we agreed to register a total of 2,275,000 shares of common stock held by our shareholders who were shareholders immediately prior to the Share Exchange. Of these 2,275,000 shares held by our shareholders, 1,312,675 shares would be covered by the registration statement filed in connection with the Private Placement (described below) and 962,325 shares which are beneficially owned by affiliates of WestPark Capital, Inc. (“WestPark”) will be included in a subsequent registration statement filed by us within ten days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. We also agreed to register the IR Securities in the registration statement filed in connection with the Private Placement in addition to including 2,000,000 shares of common stock that were issued to FirstAlliance Financial Group, Inc., as a designee of the sole shareholder of Full Art at the closing of the Share Exchange, in the subsequent registration statement that is filed to register the shares held by the affiliates of WestPark.

Immediately after the closing of the Share Exchange, we changed our corporate name from “SRKP 1, Inc.” to “China Architectural Engineering, Inc.” The shares of our common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. We intend to apply for the listing of our common stock on the American Stock Exchange. The transactions contemplated by the Exchange Agreement, as amended, were intended to be a “tax-free” incorporation pursuant to the provisions of Section 351 of the Internal Revenue Code of 1986, as amended.

As noted above, of the 45,304,125 shares we issued, 2,000,000 shares were issued to FirstAlliance Financial Group, Inc. upon closing of the Share Exchange. We believe that the shares must be accounted for as a non-reoccurring general and administrative expense for services rendered and, as a result, our earnings on a consolidated basis with Full Art will be reduced for the quarter and year ended December 31, 2006 by the amount of the expense. The reduction in earnings will be equal to the fair market value of the shares, which we believe will be $1.60 per share, the same per share price at which we sold shares in the private placement that closed concurrently with the Share Exchange. Also at the closing of the Share Exchange, we issued 100,000 shares of our common stock and five year warrants to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 for investor relations services, the value of which will have to be expensed.

The Private Placement

On October 17, 2006, concurrently with the close of the Share Exchange, we received gross proceeds of $3,713,400 in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,320,875 shares of common stock at $1.60 per share. We agreed to file a registration statement covering the common stock sold in the private placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be traded on the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up on a monthly basis pro rata over a nine months period. After commissions and expenses, we received net proceeds of approximately $3,267,792 in the Private Placement. WestPark Capital, Inc. acted as placement agent in connection with the Private Placement. For its services as placement agent, WestPark received an aggregate fee of approximately $445,608, which consisted of a commission equal to 9.0% of the gross proceeds from the financing and a non-accountable fee of 3% of the gross proceeds. Some of the controlling shareholders and control persons of WestPark were also, prior to the completion of the Share Exchange, controlling shareholders and control persons of our company, including Richard Rappaport, who is the Chief Executive Officer of WestPark and was the President and a significant shareholder of our company prior to the Share Exchange, and Anthony C. Pintsopoulos, who is the Chief Financial Officer of WestPark and an officer and director our company prior to the Share Exchange. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with us upon the closing of the Share Exchange.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual experience may differ from these estimates.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation - The consolidated financial statements include our accounts and the accounts of our subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

Concentrations and Credit Risks - For the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, substantially all of our sales were to companies located in the PRC and all of our assets were located in the PRC. Our operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the Chinese government has pursued economic reform policies in the past, we cannot assure you that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China’s political, economic and social conditions. We can give no assurance that the Chinese government’s pursuit of economic reforms will be consistent or effective.

Revenue and Cost Recognition - Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Contracts to manage, supervise, or coordinate the construction activity of others are recognized only to the extent of the fee revenue. The revenue earned in a period is based on the ratio of costs incurred to the total estimated costs required by the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.

Selling, General, And Administrative Costs - Selling, general, and administrative costs are charged to expense as incurred. Allowances for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

Contract Receivable - Contract receivable represents billings to customers on the percentage of work completed and recognized to date based on contract price. An allowance is provided for doubtful collections which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We record an allowance for doubtful collections for our outstanding contract receivable at the end of the period in accordance with generally accepted accounting principles in the PRC, and we consider that allowance to be reasonable at September 30, 2006, December 31, 2005 and December 31, 2004.

Comprehensive Income - Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. Our current components of other comprehensive income are the foreign currency translation adjustment.

Income Taxes - Income tax is accounted for using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future realization is uncertain.

Advertising - Advertising costs are expensed as incurred.

Research and Development - All research and development costs are expensed as incurred. The costs of material and equipment acquired or constructed for research and development and having alternative future uses are classified as property and equipment and depreciated over their estimated useful lives.

Retirement Benefits- We make monthly contributions to various employee retirement benefit plans organized by provincial governments in the PRC in accordance with rates prescribed by them. The provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of our company. Contributions to these plans are charged to expense as incurred.

Plant and Equipment - Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Land Use Rights - Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method.

Accounting for the Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting years, there was no impairment loss.

Inventories - Inventories are raw materials which are stated at the lower of weighted average cost or market value.

Advances to Suppliers - Advances to suppliers represent the cash paid in advance for purchasing raw materials.

Cash and Cash Equivalents - All highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain bank accounts only in the PRC and Hong Kong. We do not maintain any bank accounts in the United States of America.

Restricted Cash - Restricted cash represents time deposit accounts to secure notes payable and bank loans.

Foreign Currency Translation - The consolidated financial statements are presented in United States dollars. Our functional currencies as well as the functional currencies of our subsidiaries are the Hong Kong Dollar (HKD) and Renminbi (RMB). The consolidated financial statements are translated into United States dollars from HKD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Surplus Reserves - Surplus reserves for foreign investment enterprises are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Intangibles - Under the Statement of Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” all goodwill and certain intangible assets determined to have indefinite lives will not be amortized, but will be tested for impairment at least annually. Other intangible assets will be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.”

Results of Operations

The following table sets forth our statements of operations for the three and nine months ended September 30, 2006 and 2005 in U.S. dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(in thousands)

Contract revenues earned	$14,182	$9,852	$40,624	$25,818

Cost of contract revenues earned	(11,122)	(7,556)	(30,311)	(19,620)

Gross profit	$3,060	$2,296	$10,313	$6,199

Selling, administrative and other operating expenses	(1,271)	(1,347)	(3,483)	(4,288)
Interest expenses, net	12	(21)	(7)	(78)

Income from operations	$1,801	$929	$6,823	$1,833

Other income, net	43	55	744	206

Income before taxes	$1,843	$984	$7,566	$2,040

Income tax	(293)	(162)	(1,150)	(344)

Net income	$1,550	$822	$6,417	$1,695

Three Months Ended September 30, 2006 and 2005

Contract revenues earned for the three months ended September 30, 2006 were $14.2 million, an increase of $4.3 million, or 44.0%, from the contract revenues earned of $9.9 million for the comparable period in 2005. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the three months ended September 30, 2006. In addition, we also experienced a general increase in the amount of revenue generated per project for the three months ended September 30, 2006 as compared to the same period in 2005.

Cost of contract revenues earned for the three months ended September 30, 2006 was $11.1 million, an increase of $3.6 million, or 47.2%, from $7.6 million for the comparable period in 2005. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the three months ended September 30, 2006. Gross profit for the three months ended September 30, 2006 was $3.1 million, an increase of $0.8 million, or 33.3%, from $2.3 million for the comparable period of 2005. Our gross margin for the three months ended September 30, 2006 was 21.6% as compared with 23.3% for the three months ended September 30, 2005.

Selling and administrative expenses were approximately $1,271,000 for the three months ended September 30, 2006, a decrease of approximately $76,000, or 5.6%, from $1,347,000 for the comparable period in 2005. The slight decrease was due to the implementation of internal controls on operating expenses, including stricter control on staff costs, entertainment expenses, and traveling expenses during the three months ended September 30, 2006.

Income from operations for the three months ended September 30, 2006 was $1.8 million, an increase of $0.9 million, or 93.9%, from $0.9 million for the comparable period in 2005. The increase was due to the increase in contract revenues earned, and the control in the cost of contract revenues earned.

Income tax was $293,000 for the three months ended September 30, 2006, compared with $162,000 taxes for the same period of 2005. The primary reason for the increase was due to the increase in income before taxes. Through two of our subsidiaries, Zhuhai King Glass Engineering Co., Ltd and Zhuhai King General Glass Engineering Technology Co., Ltd, we are generally subject to a PRC income tax rate of 33%; however, in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is currently 15%. In addition, we and two of our subsidiaries are subject to Hong Kong profits tax rate of 17.5%.

Net income for the three months ended September 30, 2006 was $1.6 million, an increase of $0.8 million, or 88.6%, from $0.8 million for the comparable period in 2005. Our net profit margin for the three months ended September 30, 2006 was 10.9%, compared with 8.3% for the same period of 2005.

Nine Months Ended September 30, 2006 and 2005

Contract revenues earned for nine months ended September 30, 2006 were $40.6 million, an increase of $14.8 million, or 57.3%, from the contract revenues earned of $25.8 million for the comparable period in 2005. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the nine months ended September 30, 2006. In addition, we also experienced a general increase in the amount of revenue generated per project for the nine months ended September 30, 2006 as compared to the same period in 2005.

Cost of contract revenues earned for the nine months ended September 30, 2006 was $30.3 million, an increase of $10.7 million, or 54.5%, from $19.6 million for the comparable period in 2005. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the nine months ended September 30, 2006. Gross profit for the nine months ended September 30, 2006 was $10.3 million, an increase of $4.1 million, or 66.4%, from $6.2 million for the comparable period of 2005. Our gross margin for the nine months ended September 30, 2006 was 25.4% as compared with 24.0% for the nine months ended September 30, 2005. The increase was primarily a result of increased prices for our services and products passed onto our customers.

Selling and administrative expenses were $3.5 million for the nine months ended September 30, 2006, a decrease of approximately $0.8 million, or 18.8%, from $4.3 million for the comparable period in 2005. The decrease was primarily due to the implementation of internal controls on operating expenses during the first nine months of 2006, including stricter control on staff costs, entertainment expenses, and traveling expenses.

Income from operations for the nine months ended September 30, 2006, was $6.8 million, an increase of $5.0 million, or 272.2%, from $1.8 million for the comparable period in 2005. The increase was due to the increase in contract revenues earned, and control in the cost of contract revenues earned.

Income tax was $1.1 million for the first nine months of 2006 compared with $344,000 for the first nine months of 2005. The primary reason for the increase was due to the increase in income before taxes. Through two of our subsidiaries, Zhuhai King Glass Engineering Co., Ltd and Zhuhai King General Glass Engineering Technology Co., Ltd, we are generally subject to a PRC income tax rate of 33%; however, in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is currently 15%. In addition, we and two of our subsidiaries are subject to Hong Kong profits tax rate of 17.5%.

Net income for the nine months ended September 30, 2006 was $6.4 million, an increase of $4.7 million, or 278.5%, from $1.7 million for the comparable period in 2005. Our net profit margin for the nine months ended September 30, 2006 was 15.8%, compared with 6.6% for the same period of 2005.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $1,790,103. Prior to October 17, 2006, we have historically financed our business operations through short-term bank loans and cash provided by operations.

We borrowed funds through short-term notes during the year ended December 31, 2004 in the amounts of $3.6 million and $1.2 million that were due and repaid by us during the 2005 fiscal year. The notes carried interest rates of 5.04% and 6.786%, respectively, per annum. We also borrowed funds through a short-term notes during the year ended December 31, 2005 in the amount of $743,000 that we repaid in 2006. The notes had an interest rate of 6.1065%.

On October 17, 2006, concurrently with the close of the Share Exchange, we received gross proceeds of $3,713,400 in a private placement transaction (the “Private Placement”). For its services as placement agent, WestPark Capital, Inc. received an aggregate fee of approximately $445,608, which consisted of a commission equal to 9.0% of the gross proceeds from the financing and a non-accountable fee of 3% of the gross proceeds. We also incurred legal and accounting expenses of approximately $150,000. After commissions and expenses, we received net proceeds of approximately $3,117,792.

Net cash used in operating activities for the nine months ended September 30, 2006 was $2.7 million, as compared to $2.1 million used in the same period in 2005. The change is primarily the result of an increase in net income and account payable during the first nine months of 2006, partially offset by a decrease in payables.

Net cash used by investing activities was $107,000 for the first nine months of 2006 compared to $16,000 provided for the first nine months of 2005. The change was a result of a decrease from purchases of plant and equipment during the first nine months of 2006.

Net cash provided by financing activities was $3.2 million for the first nine months of 2006 compared to $623,000 used for the first nine months of 2005. The change was primarily due to a repayment of short-term loans in the amount of $3.6 million during the first nine months of 2005, as compared to a repayment of $744,000 during the same period in 2006.

As of September 30, 2006, contracts receivables were $28.8 million, an increase of $21.5 million, or 293.1%, over contracts receivables of $7.3 million as of September 30, 2005. The increase in contracts receivable reflected an increase in contract revenue earned. In addition, because the collection period typically runs from three months to one year, the increase in contracts receivable reflects not only the increase in sales but also the long collection period. Since we require an average of one to two months to receive products we order from the date of our order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We are currently involved in three lawsuits in which we are suing other parties for overdue payments. The total amount involved is $1,292,520.

At September 30, 2006, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. During the second half of 2006, we intend to expend approximately $3.0 to $4.0 million to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective would be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

In May 2005, the FASB issued a SFAS 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” requiring retrospective application to prior periods consolidated financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  The effective date for this statement is for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005.

In February 2006, the FASB issued a SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to amend FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

We do not anticipate that the adoption of these two standards will have a material impact on these consolidated financial statements.

Credit Risk

We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

We are currently involved in three lawsuits in which we are suing other parties for overdue payments. The total amount involved is $1,292,520.

Foreign Currency Risk

The functional currencies of our company are the Hong Kong Dollar (HKD) and Renminbi (RMB). Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in RMB. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Country Risk

Substantial portion of our business, assets and operations are located and conducted in China. While China’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this quarterly report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This quarterly report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this quarterly report. With respect to this discussion, the terms, “we,” “us,” or “our” refer to China Architectural Engineering, Inc., and our 100%-owned subsidiary Full Art International, Ltd. (“Full Art”).

RISKS RELATED TO OUR OPERATIONS

Our business is cyclical vulnerable to economic downturns. If the economy weakens, then our revenues, profits and our financial condition may deteriorate.

The nonresidential construction industry and demand for our services is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. From time to time, our business has been adversely affected by unfavorable economic conditions, low use of manufacturing capacity, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Demand for our products may be adversely affected by a recession in the general construction industry or particular geographic regions, such as China. Our clients may demand better pricing terms and their ability to pay our invoices may be affected by the economy. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. We cannot predict the timing or severity of future economic or industry downturns. Any economic downturn, particularly in areas where many of our sales are made, could have a material adverse effect on our results of operations and financial condition.

Because we depend on governmental agencies for a significant portion of our revenue, our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate our profits.

Revenues from Chinese government contracts represented approximately 70 to 80% of our revenues for each of the nine months ended September 30, 2006 and the year ended December 31, 2005. Our inability to win or renew Chinese government contracts could harm our operations and significantly reduce or eliminate our profits. Chinese government contracts are typically awarded through a regulated procurement process. Some Chinese government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted. Finally, Chinese government clients can generally terminate or modify their contracts with us at their convenience.

If  we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

It is important for us to control our contract costs so that we can maintain positive operating margins. We generally enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on our contracts is driven by billable headcount and our ability to manage costs. Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

If  we fail to timely complete, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may affect our overall profitability.

We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, unavailability of vendor materials, changes in the project scope of services requested by clients or labor disruptions. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial damages, which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on that project, which may affect our overall profitability.

Our use of the “percentage-of-completion” method of accounting could result in reduction or reversal of previously recorded revenues and profits.

A substantial portion of our revenues and profits are measured and recognized using the “percentage-of-completion” method of accounting, which is discussed further in Note 2, “Summary Of Significant Accounting Policies” to our “Financial Statements.” Our use of this method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

Our future revenues depend on our ability to consistently bid and win new contracts and renew existing contracts and, therefore, our failure to effectively obtain future contracts could adversely affect our profitability.

Our future revenues and overall results of operations require us to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

Our results could be adversely impacted by product quality and performance.

We manufacture or install products based on specific requirements of each of our customers. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, we may experience delays in the collection of accounts receivables, higher manufacturing or installation costs, additional warranty and service expense, and reduced, cancelled or discontinued orders. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages.

Continued price volatility and supply constraints in the steel and aluminum markets could prevent us from meeting delivery schedules to our customers or reduce our profit margins.

Our business is dependent on the prices and supply of steel and aluminum, which, along with glass, are the principal raw materials used in our products. The steel and aluminum industries are highly cyclical in nature, and steel and aluminum prices have been volatile in recent years and may remain volatile in the future. Steel and aluminum prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. In the past there have been unusually rapid and significant increases in steel and aluminum prices and severe shortages in the steel and aluminum industries due in part to increased demand from China’s expanding economy and high energy prices. We do not have any long-term contracts for the purchase of steel and aluminum and normally do not maintain inventories of steel and aluminum in excess of our current production requirements. We can give you no assurance that steel and aluminum will remain available or that prices will not continue to be volatile. If the available supply of steel and aluminum declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

Our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems.

We experience an average accounts settlement period ranging from three months to as high as one year from the time we provide services to the time we receive payment from our customers. In contrast, we typically need to place certain deposit with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

The industries in which we operate are highly competitive.

The markets we serve are very competitive, price and lead-time sensitive and are impacted by changes in the commercial construction industry, including unforeseen delays in project timing and work flow. In addition, competition in the markets of the building industry and in the metal coil coating industry is intense. It is based primarily on:

–     quality;

–     service;

–     delivery;

–     ability to provide added value in the design and engineering of buildings;

–     price;

–     speed of construction in buildings and components; and

–     personal relationships with customers.

We compete with several large integrated glass manufacturers, numerous specialty, architectural glass and window fabricators, and major contractors and subcontractors. We also compete with a number of other manufacturers of engineered building systems ranging from small local firms to large national firms. Many of our competitors have greater financial or other resources than we. In addition, we and other manufacturers of engineered high-end curtain walls compete with alternative methods of building construction. If these alternative building methods compete successfully against us, such competition could adversely affect us. Demand for our services is cyclical and vulnerable to economic downturns. If the economy weakens, then our revenues, profits and our financial condition may deteriorate. Many of our competitors have greater financial or other resources than us.

Our business activities may require our employees to travel to and work in high security risk countries, which may result in employee death or injury, repatriation costs or other unforeseen costs.

As a multinational company, our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we have employees working in high security risk countries located in the Middle East and Southwest Asia. As a result, we may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

Force majeure events, including natural disasters and terrorists’ actions have negatively impacted and could further negatively impact the economies in which we operate, which may affect our financial condition, results of operations or cash flows.

Force majeure events, including natural disasters, such as Typhoon Pai Bi An that affected the Southeastern China Coast in August 2006 and terrorist attacks, such as those that occurred in New York and Washington, D.C. on September 11, 2001, could negatively impact the economies in which we operate.

We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.

We may suffer as a result of product liability or defective products.

We may produce products which injure or kill individuals despite proper testing. Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize some products.

We incur costs to comply with environmental laws and have liabilities for environmental cleanups.

Because we have air emissions, discharge wastewater, and handle hazardous substances and solid waste at our fabrication facilities, we incur costs and liabilities to comply with environmental laws and regulations and may incur significant additional costs as those laws and regulations change in the future or if there is an accidental release of hazardous substances into the environment. The operations of our fabrication facilities are subject to stringent and complex environmental laws and regulations that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.

We sometimes enter into subcontracts, joint ventures and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends upon, among other things, the satisfactory performance of the contractual obligations of our partners. If any of our partners fails to satisfactorily perform its contractual obligations, we may be required to make additional investments and provide additional services to complete the project. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel. Luo Ken Yi, our Chief Executive Officer and Chief Operating Officer, Tang Nianzhong, our Vice General Manager and Ye Ning, our Vice General Manager perform key functions in the operation of our business. There can be no assurance that we will be able to retain these managers after the term of their employment contracts expire. The loss of these managers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. We cannot assure you that we will be able to hire or retain such employees.

Our continued expansion of sales into overseas markets could fail, reduce operating results and/or expose us to increased risks associated with different market dynamics and competition in any of the foreign countries where we attempt to sell our products.

We will face many obstacles in our planned expansion of sales in overseas markets including differences in patent protection, taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions. We may not be as successful as our competitors in generating revenues in international markets. Developing product recognition overseas is expensive and time-consuming and our international expansion efforts may be more costly and less profitable than we expect. If we are not successful in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business, results of operations and profitability.

We cannot guarantee the protection of our intellectual property rights and if infringement or counterfeiting of our intellectual property rights occurs, our reputation and business may be adversely affected.

Our success depends in part on our ability to preserve our patents and trade secrets and operate without infringing the proprietary rights of third parties. We currently own approximately 32 patents in China. If we fail to maintain our patents and trade secret protections, we may not be able to prevent third parties from using our proprietary rights. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, and is successful, a court could revoke our patents or limit the scope of coverage for those patents. We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We attempt to protect this information with security measures such as the use of confidentiality agreements with our employees, consultants and corporate collaborators. It is possible that these individuals will breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

Furthermore, we have registered and applied for registration of our trademarks in the PRC, where we have a substantial business presence, to protect the reputation of our products. Our products are sold under these trademarks. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

We enjoy certain preferential tax concessions and loss of these preferential tax concessions will cause our tax liabilities to increase and our profitability to decline.

We enjoy preferential tax concessions as a high-tech enterprise. Pursuant to the State Council’s Regulations on Encouraging Investment in and Development, we were granted a reduction in our income tax rate to a rate of 15%. In addition, there is no assurance that the preferential tax treatment will remain unchanged and effective. Our tax liabilities will increase and our profits may accordingly decline if our reduced income tax rate is no longer applicable and/or the tax relief on investment in PRC is no longer available.

Our failure to manage growth effectively could have an adverse effect on our business, financial condition, and results of operations.

The rapid market growth, if any, of our business may require us to expand our employee base for managerial, operational, financial, and other purposes. As of June 30, 2006, we had 385 full time employees. The continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we need increased liquidity to finance the purchases of raw materials and supplies, development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

Our quarterly and annual revenue and operating results are volatile and difficult to predict.

Our revenue and operating results may fall below the expectations of securities analysts, company-provided guidance or investors in future periods. Our annual revenue and operating results may vary depending on a number of factors, including, but not limited to: fluctuating customer demand, delay or timing of shipments, construction delays, changes in product mix or market acceptance of new products; manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements; and competition, including the introduction of new products by competitors, adoption of competitive technologies by our customers and competitive pressures on prices of our products and services. Our failure to meet revenue and operating result expectations would likely adversely affect the market price of our common stock.

Our actual results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

–	the application of the “percentage-of-completion” method of accounting, and revenue recognition on contracts, change orders, and contract claims;

–	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

–	provisions for income taxes and related valuation allowances;

–	value of goodwill and recoverability of other intangible assets; and

–	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual results could differ from those estimates, which may significantly reduce or eliminate our profits.

RISKS RELATED TO US DOING BUSINESS IN CHINA

All of our assets are located in China and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the results of operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the pharmaceutical industry, through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. dollar at that time. Conversely, if we decide to convert our Renminbi into dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the Chinese Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Share Exchange. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of Severe Acute Respiratory Syndrome, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our sales occur, could have a negative effect on our operations. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations are conducted in China. Moreover, almost all of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no current trading market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We intend to apply for the listing of our common stock on the American Stock Exchange in the future. There is no guarantee that the American Stock Exchange, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the American Stock Exchange, we may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market (the “NASDAQ Global Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register a total of 2,320,875 shares of common stock issued in an equity financing that that was conducted in connection with the Share Exchange that closed on October 17, 2006. The registration statement must be filed with thirty days of the closing of the Share Exchange. The investors in the Private Placement also entered into a lock-up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be traded on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up on a monthly basis. We also agreed to register the IR Securities, which consists of 100,000 shares of our common stock and common stock underlying five year warrants to purchase 232,088 shares, in the registration statement filed in connection with the Private Placement. We also agreed to register all of the 2,275,000 shares of common stock held by our shareholders immediately prior to the Share Exchange. Of these 2,275,000 shares, 1,312,675 shares would be covered by the registration statement filed in connection with the Private Placement, and 962,325 shares, which are beneficially owned by affiliates of WestPark Capital, Inc., would be included in a subsequent registration statement filed by us within ten days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. We also agreed to register 2,000,000 shares of our common stock that were issued to FirstAlliance Financial Group, Inc., which received its shares as a designee of the sole shareholder of Full Art at the closing of the Share Exchange. The shares will be registered in the registration statement that is filed to register the shares held by the affiliates of WestPark. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

Additionally, following the Share Exchange, the former stockholder of Full Art may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the closing of the Share Exchange, 1% of our issued and outstanding shares of common stock was approximately 500,000 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Following the Share Exchange, the former principal stockholder of Full Art has significant influence over us.

Our largest shareholder, KGE Group, Limited, or KGE Group, beneficially owns or controls approximately 75.5% of our outstanding shares as of the close of the Share Exchange. Luo Ken Yi, who is our Chief Executive Officer, Chief Operating Officer, and Chairman of the Board, and Ye Ning, who is our Vice General Manager and a director, are directors of KGE Group. In addition, Luo Ken Yi and Ye Ning own approximately 77.0% and 2.5%, respectively, respectively, of KGE Group’s issued and outstanding shares. As a result of its holding, KGE Group has controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. KGE Group also has the power to prevent or cause a change in control. In addition, without the consent of KGE Group, we could be prevented from entering into transactions that could be beneficial to us. The interests of KGE Group, and its control persons, may differ from the interests of our shareholders.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control regulations of China.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a majority of our revenues are generated in China, all of our revenue being earned and currency received are denominated in Renmanbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

We will recognize a charge to our earnings as a result of the Share Exchange and also may not be able to achieve the benefits we expect to result from the Share Exchange.

On August 21, 2006, we (formerly known as SRKP 1, Inc.) entered into the Exchange Agreement, as amended on October 17, 2006, with KGE Group, the sole shareholder of Full Art, pursuant to which we agreed to acquire 100% of the issued and outstanding securities of Full Art in exchange for shares of our common stock. On October 17, 2006, the Share Exchange closed, Full Art became our 100%-owned subsidiary and our sole business operations became that of Full Art. Also, the management and directors of Full Art became the management and directors of us and we changed our corporate name from SRKP 1, Inc. to China Architectural Engineering, Inc.

We issued 2,000,000 shares of common stock to FirstAlliance Financial Group, Inc. upon closing of the Share Exchange, and management believes that the shares must be accounted as a non-reoccurring general and administrative expense and, as a result, will reduce our earnings, if any, for the quarter and year ended December 31, 2006. The reduction in earnings will be equal to the value of the shares, which will be valued at $1.60 per share, the same per share price at which we sold shares in the Private Placement. As a result of the reduction in earnings, our results of operation for the quarter and year ended December 31, 2006 will suffer and the value of our common stock and your investment may fall.

In addition, we may not realize the benefits that we hoped to receive as a result of the Share Exchange, which includes:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized in respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

If  we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act Of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”) once, and if, it starts trading. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and we currently intend to retain any future earnings for funding growth. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this quarterly report, including in the documents incorporated by reference into this quarterly report, includes some statements that are not purely historical and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements regarding our and their management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the Merger on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this quarterly report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Vulnerability of our business to general economic downturn;

•	Our dependence on government contracts;

•	Fluctuation and unpredictability of costs related to our products and services;

•	Changes in the laws of the PRC that affect our operations;

•	Our failure to meet or timely meet contractual performance standards and schedules;

•	Any recurrence of severe acute respiratory syndrome (SARS) or Avian Flu;

•	Reduction or reversal of our recorded revenue or profits due to “percentage of completion” method of accounting;

•	Our dependence on the steel and aluminum markets;

•	Exposure to product liability and defect claims;

•	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this quarterly report, including, without limitation, under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, upon the closing of the Share Exchange on October 17, 2006, which occurred after the end of the fiscal quarter covered by this report, the internal control over financial reporting utilized by Full Art International, Ltd. prior to the Share Exchange became the internal control over financial reporting of our company. Upon closing of the Share Exchange, we (i) became the 100% parent of Full Art, which has four subsidiaries, including its wholly-owned subsidiary, Zhuhai King Glass Engineering Co., Ltd., a company formed under the laws of the People’s Republic of China (“PRC” or “China”), (ii) assumed the operations of Full Art and its subsidiaries and (iii) changed our name from SRKP 1, Inc. to China Architectural Engineering, Inc. Following the Share Exchange the sole business conducted by our company became the business conducted by Full Art, and the officers and directors of Full Art became the officers and directors of our company. We believe these changes will materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities for the quarter ended September 30, 2006. However, we did have unregistered sales of equity securities after the closing of the Share Exchange and Private Placement on October 17, 2006. See Part II, Item 5 for a description of the unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 17, 2006, pursuant to the terms of the Exchange Agreement entered into by and between us, Full Art and the sole shareholder of Full Art, we issued 45,304,125 shares of common stock to the shareholder, which is KGE Group, Limited, and its designees in exchange for all of the issued and outstanding securities of Full Art. The securities were offered and issued to KGE Group and its designees in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of KGE Group and its designees qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

On October 17, 2006, immediately following the closing of the Share Exchange, we received gross proceeds of $3,713,400 in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,320,875 shares of our common stock at a price of $1.60 per share. We agreed to file a registration statement covering the common stock sold in the private placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

On October 17, 2006, at the closing of the Share Exchange, we issued to an investment firm 100,000 shares of our common stock and five year warrants to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 for investor relations services (the “IR Securities”). The securities were offered and sold to investment firm in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The investment firm qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

In addition, our shareholders, on October 17, 2006, canceled an aggregate of 3,125,000 shares of common stock such that there were 2,275,000 shares outstanding immediately prior to the Share Exchange. The share cancellation was a condition to the closing of the Share Exchange and the shareholders did not receive any cash consideration for the cancellation.

ITEM 6. EXHIBITS

(a) Exhibits

2.1
Share Exchange Agreement, dated as of August 21, 2006, by and among the Registrant, KGE Group, Limited, and Full Art International, Ltd. (incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

2.1(a)
Amendment No. 1 to the Share Exchange Agreement, dated as of October 17, 2006, by and among the Registrant, KGE Group, Limited, and Full Art International, Ltd. (incorporated by reference from Exhibit 2.1(a) to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.1	Form of Subscription Agreement dated October 17, 2006 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.3
Employment Agreement dated December 30, 2005 by and between the Registrant and Luo Ken Yi (translated to English) (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.4
Employment Agreement dated January 11, 2005 by and between the Registrant and Tang Nianzhong (translated to English) (incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.5
Employment Agreement by and between the Registrant and Ye Ning (translated to English) (incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.6
Employment Agreement dated January 1, 2006 by and between the Registrant and Li Guoxing (translated to English) (incorporated by reference from Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.7
Employment Agreement dated January 1, 2005 by and between the Registrant and Bai Fai (translated to English) (incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.8
Employment Agreement dated December 26, 2005 by and between the Registrant and Wang Zairong (translated to English) (incorporated by reference from Exhibit 10.8 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.9
Employment Agreement dated December 20, 2005 by and between the Registrant and Feng Shu (translated to English) (incorporated by reference from Exhibit 10.9 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.10
Employment Agreement dated December 26, 2005 by and between the Registrant and Wang Xin (translated to English) (incorporated by reference from Exhibit 10.10 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

November 20, 2006	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer, Chief Operating Officer and Chairman of the Board