Form 10-K
period 2006-12-31
China Architectural Engineering, Inc.
filed 2007-04-17
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 333-114622

CHINA ARCHITECTURAL ENGINEERING, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	51-05021250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Baishi Road, Jiuzhou West Avenue, Zhuhai 519070 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  0086-756-8538908

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                            Accelerated filer ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                                                                                             Yes ☐  No ☒

Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. There were 50,000,000 shares of common stock outstanding as of April 1, 2007

Documents Incorporated by Reference: None.

CHINA ARCHITECTURAL ENGINEERING, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statement that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our and their management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the Share Exchange on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

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

•
The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Full Art’s Financial Condition and Results of Operations,” and “Business.”

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

PART I

Item 1. Business

Overview

We specialize in the design, engineering and installation of high-end specialty curtain wall systems, including glass curtain walls, stone curtain walls, metal curtain walls, roofing systems, and related products, for public works projects and commercial real estate. We have designed and installed nearly one hundred projects throughout China, including the National Grand Theater, Exhibition Conservatory of Beijing Botanical Garden, The COSCO Tower at Changlian Avenue Beijing, and the Wumen Exhibition Hall in Beijing’s Forbidden City, and a number of commercial structures in Southeast Asia. We believe that we compete on the strength of our reputation, track record, strong relationships with government clients and our ability to give expression to the vision of leading architects. By focusing on innovation while outsourcing commoditized manufacturing work, we believe we are able to add artistic and technological value to projects at cost-effective price points.

Corporate Information

We were incorporated in the State of Delaware on March 16, 2004. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On October 17, 2006, we closed a share exchange transaction pursuant to which we (i) became the 100% parent of Full Art International, Ltd., a Hong Kong Company (“Full Art”), which has four subsidiaries, including its wholly-owned subsidiary Zhuhai King Glass Engineering Co., Ltd., a company formed under the laws of the People’s Republic of China (“PRC” or “China”), (ii) assumed the operations of Full Art and its subsidiaries and (iii) changed our name from SRKP 1, Inc. to China Architectural Engineering, Inc. Our corporate offices are located at 105 Baishi Road, Jiuzhou West Avenue, Zhuhai, 519070, People’s Republic of China.

Market Opportunities

The continuing expansion of the Chinese economy has spurred the substantial growth of China’s construction industry, especially in the commercial and public works sectors. As architectural designs for these buildings have become more complex, challenging and modern in scope, there has been an increased need for technology driven companies providing high-end specialty curtain wall systems.

Increasingly, architects have come to favor designs that focus on improved natural lighting, active climate control and cost savings. Increasing demand for state-of-the-art curtain wall glass cladding has spurred technological innovation within the industry to provide new designs and engineering processes. Contractors are relying on firms that can work with architects to develop and enhance their vision and efficiently implement their design while maintaining high quality standards and cost control.

There is an increasing trend in the construction industry toward complex, fast-track, design-build projects. These projects require that all phases of construction be accomplished in accordance with compressed time schedules that involve the hired firm at early stages of the project. These projects also are characterized by numerous design changes requiring that all construction participants coordinate their efforts in order to respond quickly and efficiently in implementing these changes. Those firms capable of meeting this demand must have the ability to provide a total overall solution, from design and project management, to complete engineering services, through manufacturing, installation and servicing.

As China’s economy continues to develop, it is expected that increased construction will be required to accommodate growth in education, culture, social welfare and business. Libraries, museums, exhibition halls, stadiums, planetariums and science centers are among the types of structures increasingly needed in China today. These large public structures can be very costly in terms of energy consumption, calling for new ways to build efficient wall systems that actively conserve energy. In addition, governmental agencies and international regulators are becoming more environmentally conscious in the enactment of regulations governing new construction. Rising fuel costs and environmental concerns have resulted in regulation designed to ensure that new commercial and public works buildings have a low environmental impact. Technologies such as solar lighting, advanced shading systems and circulating sea water systems are constantly improving the ability of structures to interact with the environment by taking advantage of natural conditions, thus meeting the dual goals of reducing energy costs and lessening environmental impact. Currently, most innovative, cutting edge projects appear in the largest cities of China. Yet as development continues, it is expected that mid- and small-sized cities will increasingly move towards investing in these structures as well.

Products and Services

For over 10 years, we have implemented our technology-driven policy of design, manufacturing, and engineering excellence to meet the exacting architectural challenges of Chinese and international customers. We design and develop systems to offer custom-designed solutions for developers of commercial and public works projects with special architectural features. In terms of project management, we exercises overall project planning and control over key areas of activities such as design and engineering, procurement, production scheduling, quality control and site installation. Our comprehensive package of services allows us to offer customized engineering solutions at an affordable cost to meet the requirements of our clients.

Our primary business focus is on designing, engineering and installing specialty high-end curtain wall systems, including glass curtain walls, stone curtain walls, metal curtain walls, roofing systems, and related products. For the year ended December 31, 2006, approximately 35% of our sales came from new construction projects. The remainder is comprised primarily of projects where we add new glass skins to old buildings. A number of these projects have been done in Hong Kong, where the goal was to preserve the original style and features of the structure while applying a new skin which would protect the building and add new energy-saving and aesthetic features.

Concept and Project Management. Initially, we work with the architect to develop, clarify and enhance the overall creative vision for the project. In the design of a curtain wall system, architects are freely able to choose different structure systems to meet the requirements of various architectural models. All contracts awarded are assigned a project number, which is used to track each component and man-hour associated with the project through the entire construction process. All project drawings, specifications and completion schedules on a project are reviewed by our senior management team, and all projects are assigned to one or more project managers, who assume primary responsibility for all aspects of the project. Reporting to the project manager are construction supervisors, safety and administration staff, quality control staff and project engineering staff. Each of these project team members coordinates with internal functional departments and outside suppliers as appropriate. Often a project manager assigned to a given project will have significant experience in similar projects. A project manager generally will be responsible for a number projects in various stages of completion at any given time, depending on the scope, complexity, and geographic location of such projects. Each project is divided into critical sequences that follow the anticipated curtain wall construction path. Each sequence follows a timeline, the status of which is continually monitored. Project managers coordinate and manage design changes or other changes in scheduled completion deadlines in an effort to minimize overall project delays.

Design. Specific technical parameters of the concept are established as new design elements are created and combined with existing technologies. During the design phase, our engineers and technicians review preliminary and completed designs and make recommendations regarding types of connections, possible savings on fabrication techniques, and methods of installation. Operating state-of-the art computer-aided design (CAD) stations, these individuals provide customized design solutions in the form of structural calculations, drawings, fabrication and installation details, together with technical advice and consultancy on specifications, feasibility studies and material procurement. At the implementation stage of the project, detailed fabrications/shop-drawings are produced, discussed and agreed with the project architect/manager. These form the blueprint for project execution and scheduling. Every order is scheduled for production through CAD and computer-aided manufacturing (CAM) systems with progress tracked at each stage of the project process. Quality control and assurance programs are a combination of our specifications with quality inspectors working at all production stages.

Engineering. We maintain significant in-house structural engineering and detailing capabilities that enable us to implement and coordinate with our shop and field personnel original project specifications and changes to building and structural designs sought by our clients. These resources help influence critical determinations as to the most cost-effective systems, designs, connections, and installation procedures for a particular project. Our engineers work on-site with suppliers to machine our patented curtain wall elements and to procure the appropriate raw materials. Our detailers prepare detail shop drawings of the dimensions, positions, locations, and connections, and the fabrication and installation sequences, of each component utilized in a project, and continually update these drawings to accommodate design and other changes. Our automated detailing systems produce updated detail drawings electronically, which can be delivered to our domestic and foreign field locations. Detailers coordinate directly with customers and our suppliers and installation teams to determine and plan the order of fabrication and installation of a project and associated personnel and equipment requirements.

Fabrication. Although we are responsible for hiring suppliers and manufacturers, we subcontract the manufacture of parts made from glass, metal and other materials used in our curtain wall systems. Once parts have been manufactured by subcontracted factories, we will occasionally process them further. This processing takes place in our facilities in Beijing, Shanghai and Zhuhai and usually entails procedures such as adding metal frames to or drilling holes in glass panes, or cutting and bending steel rods into customized shapes. All of our products are fabricated in accordance with applicable industry and specific customer standards and specifications. We have developed project-specific and company-wide quality assurance and quality control programs, and utilize sophisticated systems to inspect all fabricated components. We prepare load lists that identify the sequence and date that each individual component is required on a project, a procedure that reduces the handling of and the need to store materials in the field. After the completion of processing to customer specifications, finished pieces are loaded for shipment to the construction site.

Installation. We have 165 full-time workers and supervisors who are engaged on our projects. Our installation teams consist of highly-trained, skilled and experienced field operatives with established lines of communication between the work site, the technical design department and the factory, ensuring that clients are provided with optimum and cost-effective practical solutions. Site installation is managed through our trained project management staff, and each project has a dedicated project team. On site there are a number of our supervisors who are each responsible for a different section of the curtain wall project. Each supervisor typically manages 30 to 50 of our workers. A small project may have just one work team while a very large project may have five or more. Because the workers are all trained by us and are familiar with the workflow process, they can work on any project in any location. Our project supervisors are often internally developed from our pool of workers. Occasionally, we will hire additional contract labor for specific sections of a very large project or if there are several projects being installed simultaneously, but these extra workers only supplement our core project team. The installation team coordinates its site delivery program with the main contract schedule to meet completion deadlines. The installation process typically consists of pre-assembly of metal and glass component parts at the project site, the lifting of components by crane to the appropriate location at the site and the final assembly of major components.

Customer Service. Our quality control and assurance department is comprised of trained technicians who are responsible for the quality assurance, including quality control of in-process fabrication and site installation by a detailed inspection as well as continued maintenance after project completion. We have adopted important safety policies that are administered and enforced by our senior management and provide training on safety procedures and techniques to our shop and field personnel.

Strategy

To reach the goal of being a preferred choice for Chinese and international government, contractor and architectural clients, we are focusing on the following strategies:

Emphasize Innovative Services. We are committed to meeting the demands of the market, both in China and internationally, through technical innovation and solutions. We focus our design, engineering, and installation expertise on distinct product segments requiring unique or innovative techniques as we have extensive experience in providing services requiring complex design and installation techniques and other unusual project needs. These service capabilities have enabled us to address design-sensitive projects such as stadiums, uniquely designed commercial buildings, and projects that typically carry higher margins than other commercial and public works buildings.

Provide Full Service Solutions. We meet the demand for fully integrated curtain wall contractors that can (i) avoid the coordination difficulties inherent in the use of multiple curtain wall subcontractors; and (ii) implement rapid and multiple design changes in a coordinated and timely manner, preventing project delays and reducing costs to the customer. We believe that a key factor in our success has been our ability to provide, through our in-house personnel, valuable input and assistance to our customers with respect to overall project design, engineering fabrication and installation sequences and other critical project decisions. This often results in overall project cost savings and efficiencies and helps to solidify key customer relationships. In addition to our centralized project management, we also uses a high percentage of skilled installation employees local to projects and utilize advanced scheduling systems to enhance our ability to provide project management services to customers complementary to our core engineering, detail drawing, shop fabrication, and field installation services.

Leverage Our Brand and Reputation. We believe that the strength of our brand is increasing in China and internationally as we build on our large range of projects and our offering of comparative cost advantages and supply-chain management for some of the most complex curtain wall systems in the world. We believe that we have gained a reputation in the industry as a reliable, fully integrated provider of design-build, engineering, installation services with the ability to complete large, complex projects on a timely, cost-efficient basis.

Geographic Expansion in China. Our objective is to achieve and maintain a leading position in the geographic regions and project segments that we serve by providing timely, high-quality services to our customers. We believe that our ability to offer design-build services and our project management capabilities make us a preferred source for complex, design-build projects in the geographic regions we serve. We believe that we have long-standing relationships with China’s top construction officials and leading international architects, having completed high profile projects in China, including the National Theater in Beijing, Shenzhen International Airport and the National Palace Museum. We plan to continue to meet the needs of government and private sector customers in the larger cities within China where we are able to leverage our relationships with national and regional accounts and where commercial and public works development has been more prevalent. We believe that as China’s economic growth continues to reach down to second and third tier cities across the country, governments of those cities will want to build their own high-end public works projects.

International Expansion. We intend to continue our efforts to perform work in other foreign countries. We have launched initiatives to expand sales outside of our traditional China-based markets. We intend to build more projects in Hong Kong and Macau, where demand continues to be brisk. We have also begun working on projects in Vietnam. In addition to building new projects, we intend to continue to add advanced curtain wall technology to existing structures, enabling owners and developers to modernize and improve cost efficiency. In the Middle East, we believe that demand will grow along with trade expansion and continued windfalls from ever-increasing oil prices. We are currently working on a project in Doha, Qatar.

Product Attributes

Our curtain wall products are highly engineered specialty wall systems consisting primarily of a series of glass panels set in metal frames, stone panels, or metal panels, as well as roofing systems and related products. A curtain wall is fixed to the commercial building by mechanical connection, either in a primarily inoperable mode or adjustable with special settings with spring or press systems. Glass panels are connected to the metal support system by metal clamps and fixing bolts. The support system of fixing bolts could be a steel, aluminum and or glass structure, with glass flank or spidery tension rod or cable.

We offer a variety of support systems:

Glass Fin Support System. The facial glass mixing with the glass fin provides facade with maximum transparence, which eliminates the differential expansion among glass metal structures.

Metal Structure Support System. This system utilizes both steel post and steel truss of aluminum post in a metal structure. One of our most popular support systems, its flexibility can fully meet the criteria of demanding modern architecture. At the same time, the combination of transparent glass and steady metal structure completely realizes a harmony between beauty and force, elegance and strength.

Spidery Tension Rod/Cable Support System. This system utilizes a stainless steel tension rod connector for connecting the tension rod or the tension cable to the steel structure in order to form a stable spidery structure for glass curtain wall supporting. A response to the challenge of modern architecture, architects are able to create a smooth and transparent facade.

We use a variety of clamping devices to integrate the glass frame to the support system. Metal “spider” clamps are cast from stainless or high-strength carbonic steel in and provide the features of high strength, simple installment and easy maintenance. Our metal clamps integrate the facial glass with the structure, enhancing the hardness of an entity. Transferable cabling structure makes the curtain wall stretch higher, meeting designers’ requirements for the larger size of vertical space. The combination of steel and glass embodies the feature of stability, lightness and transparency, expressing the majesty and originality of a building.

Our fixing bolts are made of stainless steel and are used for holding the glass glazing. These specifically designed bolts transfer the wind loads, deflection stress and the weight of glass itself to the metal support system which helps reduce the strain on the glass and ensure structural integrity. These bolts are offered in both countersink and flat head. Countersink head fixing bolts they provide a smooth surface when fit flush in the outward surfaces of the glass. They are typically utilized in single and double glazed glass structures. The cylindrical head of our flat head fixing bolts protrude from the surface of glass, which provides more strength against wind force and shear force and can use to fix laminated and insolated glass.

We offer a variety of glass panels allowing a diverse selection of styles to meet the architectural demands of our clients:

Insulating Glass. Increases a window’s thermal performance and sound insulation; constructed with two or more pieces of glass separated by a desiccant-filled spacer and sealed with an organic sealant. The desiccant absorbs the insulating glass unit’s internal moisture.

Laminated Glass. Consists of two or more pieces of glass fused with a vinyl or urethane interlayer and is used primarily for skylight, security and hurricane-resistant application.

Energy- Efficient Coated Glass. Provides solar control, both minimizing heat gain and controlling thermal transfer, by adding coatings to glass. In addition, coatings add color and varying levels of reflectively.

Spandrel Glass. The use of full coverage paint on insulated glass or polyester opacifier film backing on high performance coated glass for the non-vision areas of the building.

Stone or metal may also be used as paneling.

Projects

Our work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. The length of our contracts varies but typically have a duration of approximately two years.

Approximately 90% of our sales are from fixed price contracts, including one percent that are modified by incentive and penalty provisions. The remaining 10% of our sales are originated from are cost-plus-fee contracts. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. A disadvantage of these types of contracts is that we realize a profit only if we control our costs and prevent cost over-runs on the contracts, which can oftentimes be out of our control, such as cost of materials. An advantage of these contracts is that we could adjust the material and technology that we use in the project, as long as we satisfy the requirements of our customer, and there is a potential to benefit from lower costs of materials. Under fixed-price contracts modified by incentive and penalty provisions, we are paid a fixed price that may be increased or decreased based on incentive and provisions, such as meeting timeline and quality objectives.

Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. An advantage of cost-plus-fee contracts is that the cost of materials has generally has no effect on our profit, since we are reimbursed for costs. A disadvantage is that the profit resulting from any cost savings on the materials goes to the contractor and not us.

Noteworthy or recently completed or awarded projects include the following:

Beijing Botanical Garden Greenhouse [PHOTO]
Bringing the theme, “remembering roots”, to life, the greenhouse was constructed with 8,000 pieces of irregular double glazed toughened glass panes and a steel structure to create a three-dimensional image of roots and stems intertwining. The spider and fixed-point glass curtain wall system automatically adjusts for temperature, humidity, sun shading, UV exposure and irrigation. The structure is comprised of an elliptical atrium (bud) and a double -curved radiated sector (leaf). The “bud” is set on the outside surface of the steel truss, and the “leaf” is on the inside, both protecting the steel from the rain forest conditions inside and expressing the theme.

National Grand Theater - Beijing [PHOTO]	• The titanium roof and glass curtain wall form a multi-layered, color shifting elliptical shell. • Changes in light and temperature will produce unpredictable color effects.

Palace Museum, Wumen Exhibition Hall Forbidden City, Beijing
[PHOTO]	Using patented point fixture glass technology, we created an installation which will at once preserve the ancient hall and offer maximum visibility and enjoyment for visitors.

Skyscraper in Doha, Qatar [PHOTO]

•   In June 2005, we were awarded the contract for construction of the glass curtain wall and solar protection system of the Qatar high-rise office tower, which will be located in West Bay, Doha and will be the tallest building in Qatar when completed.

•  The design evokes the geometric complexity of the oriental moucharabieh, a typical Islamic style of interlaced wooden screenwork, while also functioning as a form of solar protection.

•  The curtain wall is composed of four “butterfly” aluminum elements of different scales. This overall pattern changes in order to provide maximal protection from the strong east and west sun. The inside layer is a reflective glass skin, which complements protection. A system of roller-blinds can also be used when needed.

Shenzhen International Airport “Flying Eagle” [PHOTO]

•   Reflecting its location at an airport, the structure was designed to give the impression of a great bird in flight.

•   Transparent laminated toughened glass panes were fixed to the columns by spider and point-supported devices.

Zhongguancun Software Park, Beijing [PHOTO]

•   The “Disc”, with a diameter of 85 meters, is hung 20 meters in the air by radial steel cables and tension cables fixed to four cone-shaped steel columns.

•    The “Disc” utilizes a high-tech photoelectric system for environmental protection and conservation. Sunlight is converted to electrical energy and stored in photoelectric boards in the laminated glass.

•   Spider and point-fixed toughened laminated glass shows off the intricate steel structure.

Sales and Marketing

Sales

Sales managers lead our sales and marketing efforts through our headquarters in Zhuhai, China, and our regional sales offices in Beijing, Shanghai, Nanjing, Guangzhou and Hangzhou, China. Each sales manager is responsible primarily for our estimates, sales, and marketing efforts in defined geographic areas. In addition, we employ full-time project estimators and chief estimators. Our sales representatives attempt to maintain relationships with the Chinese government, general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration. Our sales efforts are further supported by our executive officers and engineering personnel, who have substantial experience in the design, fabrication, and installation of high-end specialty curtain walls.

We compete for new project opportunities through our relationships and interaction with our active and prospective customer base, which we believe provides us with valuable current market information and sales opportunities. In addition, we are often contacted by governmental agencies in connection with public construction projects, and by large private-sector project owners and general contractors and engineering firms in connection with new building projects.

Upon selection of projects to bid or price, our estimating division reviews and prepares projected costs of shop, field, detail drawing preparation, raw materials, and other costs. On bid projects, a formal bid is prepared detailing the specific services and materials we plans to provide, payment terms and project completion timelines. Upon acceptance, our bid proposal is finalized in a definitive contract. We experience an average accounts settlement period ranging from three months to as high as one year from the time we provide services to the time we receive payment from our customers. In contrast, we typically need to place certain deposit with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We are typically paid by the contractor the entire amount due to us for our services and products once the entire project is completed, which could be significantly after we complete the curtain wall portion of the project. National policy requires the contractor to pay 85% of our total contract value to us before the project is completed, and the remainder may be paid when the contractor completes the entire project. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. We have used short-term bank loans, cash provided by operations and financings to fund our operations.

Marketing

Management believes that we have developed a reputation for innovative technology and quality in the specialty high-end curtain wall industry. Marketing efforts are geared towards advancing us as a brand of choice for building the world’s most modern and challenging projects.

The focus of our marketing plan is print advertising, participation in tradeshows and exhibitions and lecture and technology briefings to designers and property owners. In 2005 and 2006, we maintained an annual advertising budget of approximately $300,000.

With a targeted approach, our print ads appear regularly in popular Chinese consumer and industry publications and trade journals. To better showcase our diverse products to potential customers, we regularly exhibit at the leading trade shows and exhibitions. Our dynamic, state-of-the-art trade show exhibits are developed internally to showcase our latest product offerings.

Production

Supplier Selection

We procure high quality glass panes, metal support beams, and other curtain wall components from a number of regional and international suppliers, depending on the requirements of the contract. Once the suppliers are chosen, our engineers work with them to configure their production processes to manufacture anything from a standard glass pane to a patented fixing bolt or connector. All manufacturing is monitored and approved by our quality control and engineering departments.

Component Processing and Delivery

Once the curtain wall components are produced, they are either shipped directly to the site or sent to one of our facilities for further processing. Such processing typically involves drilling holes in glass panes, affixing metal frame pieces to glass panes, and cutting steel rods and bending them into customized shapes. The project manager and project engineer jointly approve all factory purchases.

Quality Control

Our manufacturing production facilities are designed and maintained with a view towards conforming with good practice standards. To comply with the strict requirements of our customer base, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our quality control department is responsible for maintaining quality standards throughout the production process. Quality control executes the following functions:

•	setting internal controls and regulations for semi-finished and finished products;

•	implementing sampling systems and sample files;

•	maintaining quality of equipment and instruments;

•	auditing production records to ensure delivery of quality products;

•	articulating the responsibilities of quality control staff; and

•	on-site evaluation of supplier quality control systems.

We have received the following certifications in recognition of our production and quality assurance program:

•	ISO 9001 – International Quality System Certification, February 2005;

•	ISO 14001 – International Environmental System Certification, April, 2005; and

•	ISO 18001 – International Safety System Certification, June 2005.

Research and Development

Companies such as us are under pressure from customers to respond more quickly with new designs and product innovations to support rapidly changing consumer tastes and regulatory requirements. We believe that the engineering and technical expertise of our management and key personnel, together with our emphasis on continuing research and development in support of our high-end curtain wall technologies, allows us to efficiently and timely identify and bring new, innovative products to market for our customers using the latest technologies, materials and processes. We believe that continued research and development activities are critical to maintaining our offering of technologically-advanced products to serve a broader array of our customers.

For example, in an effort to add value and create new markets, we are working to develop high performance systems that reduce the need for air conditioning in the summer and heat in the winter. Our products under development are designed to both reduce the direct light and heat coming into the building and, through the use of photovoltaic cells, to harness the energy collected from the sun and further reduce external energy costs by generating power for use in other areas of the building. Other features are designed to add a level of programmed intelligence, automatically adjusting louvers/blinds and other façade controls to achieve predetermined levels for user comfort. These efforts are made to meet the demand for self-sustaining buildings and clean, renewable power in response to climbing energy prices and declining energy reserves.

Our research and development strategy relies primarily on internal innovation and development, supplemented with collaboration with academic and research institutions. For example, we have been appointed by the Chinese Ministry of Construction to lead the committee tasked with establishing national standards for the fixing bolt glass curtain wall technology industry. Luo Ken Yi, our Chief Executive Officer and Chief Operating Officer, will be the Editor-in-Chief for the new standard code. Also, in recognition of our contributions to the curtain wall industry, Luo Ken Yi and two other of our engineers were appointed to senior posts at the Architectural Glass and Metal Structure Institute of Qinghua University in Beijing, one of the most prestigious research institutions in China. We actively track research developmental trends and government regulations, and continually seek to both improve and perfect existing products and develop new ones in accelerated product development cycles. In addition, we seek to recruit and retain qualified Chinese and foreign technical personnel. As of August 24, 2006, we employed 92 designers and engineers and 5 additional research and development personnel.

We expended approximately $50,117, $58,865, and $nil on research and development activities for each of the years ended December 31, 2006, 2005 and 2004, respectively. These amounts exclude design and construction of customized molds used to manufacture the pieces used for a particular project, as well as sample and testing costs.

Backlog

At December 31, 2006, our total backlog of orders considered to be firm was approximately $3.5 million, compared with $0.5 million at December 31, 2005. Of these amounts, approximately $2.5 million, or 71%, of our backlog is expected to be produced and shipped in fiscal 2007 compared to $0.5 million, or 100%, in the fiscal 2006. We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of our sales, we do not believe that backlog should be used as the sole indicator of our future earnings.

Competition

The markets that we serve are highly competitive, price and lead-time sensitive and are impacted by changes in the commercial construction industry, including unforeseen delays in project timing and workflow. In addition, competition in the markets of the building industry is intense. It is based primarily on:

•	quality;

•	service;

•	delivery;

•	ability to provide added value in the design and engineering of buildings;

•	price;

•	speed of construction in buildings and components; and

•	personal relationships with customers.

We compete with several large integrated glass manufacturers, numerous specialty, architectural glass and window fabricators, and major contractors and subcontractors. We also compete with a number of other manufacturers of engineered building systems ranging from small local firms to large national firms. Many of our competitors have greater financial or other resources than we do. In addition, we and other manufacturers of engineered high-end curtain walls compete with alternative methods of building construction. If these alternative building methods compete successfully against us, such competition could adversely affect us. Demand for our services is cyclical and vulnerable to economic downturns. If the economy weakens, then our revenues, profits and financial condition may deteriorate.

Government Regulation

China’s construction industry is heavily regulated by the national government. On November 1, 1997, the National Government of the PRC published the Construction Law of the PRC, Presidential Order No. 91, which is the basic construction law of China. This law outlines the basic requirements and rules for all construction activity in China. Underneath the National Government, the Ministry of Construction also writes laws. On March 14, 2001, the Ministry of Construction published Rule No. 87, which puts forth licensing requirements for all construction companies operating in China. The Ministry of Construction also writes specific standards for all different types of construction. The two standards from the Ministry of Construction which are most relevant to our business are: (i) the Curtain Wall Engineering and Design Licensing Standard, and (ii) the Light-Duty Steel Building Structure Engineering and Design Licensing Standard. These standards stipulate the basic requirements for construction companies in China in such areas as registered capital, tangible assets, liability insurance, employee regulations and engineering certifications. The standards also have graded levels of qualification. We have first class certification for the Curtain Wall Standard and Second Class Certification for the Light Steel Structure Standard. In addition, Provincial and municipal governments may also enact regulations through their own construction bureaus.

Employees

As of December 31, 2006, we had 323 full-time employees and an additional 315 part-time on-site employees. Substantially all of our employees are located in China. We believe that our relationship with our employees is good.

We our required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. In the last three years, Zhuhai contributed approximately $119,897, $106,280 and $72,462 for the years ended December 31, 2006, 2005 and 2004, respectively. We expect the amount of Zhuhai’s contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report. With respect to this discussion, the terms, “we,” “us,” or “our” refer to China Architectural Engineering, Inc., and our 100%-owned subsidiary Full Art International, Ltd. (“Full Art”).

RISKS RELATED TO OUR OPERATIONS

Because we depend on governmental agencies for a significant portion of our revenue, our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate our profits.

Revenues from Chinese government contracts represented approximately 95% of our revenues for the year ended December 31, 2006. Our inability to win or renew Chinese government contracts could harm our operations and significantly reduce or eliminate our profits. Chinese government contracts are typically awarded through a regulated procurement process. Some Chinese government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted. Finally, Chinese government clients can generally terminate or modify their contracts with us at their convenience.

If we are unable to accurately estimate and control our contract costs and timelines, then we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

If we do not control our contract costs, we may be unable to maintain positive operating margins or experience operating losses. We generally enter into three principal types of contracts with our clients: cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. Approximately 90% of our sales are from fixed price contracts, including one percent that are modified by incentive and penalty provisions. The remaining 10% of our sales are originated from are cost-plus-fee contracts. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under fixed-price contracts modified by incentive and penalty provisions, we are paid a fixed price that may be increased or decreased based on incentive and provisions in our contracts. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under each type of contract, if we are unable to estimate and control costs and/or project timelines, we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

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

Our business is dependent on the prices and supply of steel and aluminum, which, along with glass, are the principal raw materials used in our products. The steel and aluminum industries are highly cyclical in nature, and steel and aluminum prices have been volatile in recent years and may remain volatile in the future. Our purchases of aluminum ranged from approximately $1.00 to $1.40 per pound between December 15, 2005 and 2006, a fluctuation of approximately 40%, and from $0.60 to $1.40 per pound during the five years ended December 15, 2006, a fluctuation of approximately 133%. The price we paid for steel also fluctuated. For the year ended December 31, 2006, prices for seamless steel tubes ranged from approximately RMB 4,730 to 5,700 RMB per ton (a difference of approximately 21%), prices for angled steel ranged from approximately RMB 3,143 to RMB 3,465 per ton (a difference of approximately 10%), and prices for steel plates ranged from approximately RMB 3,332 to RMB 4,688 per ton (a difference of approximately 41%).

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

We experience an average accounts settlement period ranging from three months to as high as one year from the time we provide services to the time we receive payment from our customers. In contrast, we typically need to place certain deposit with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We are typically paid by the contractor the entire amount due to us for our services and products once the entire project is completed, which could be significantly after we complete the curtain wall portion of the project. National policy requires the contractor to pay 85% of our total contract value to us before the project is completed, and the remainder may be paid when the contractor completes the entire project. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

The industries in which we operate are highly competitive.

The markets we serve are very competitive, price and lead-time sensitive and are impacted by changes in the commercial construction industry, including unforeseen delays in project timing and work flow. In addition, competition in the markets of the building industry and in the metal coil coating industry is intense. It is based primarily on:

• quality;

• service;

• delivery;

• ability to provide added value in the design and engineering of buildings;

• price;

• speed of construction in buildings and components; and

• personal relationships with customers.

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

As a multinational company, our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we will have had approximately 150 different employees working in Qatar from time to time and approximately 12 employees working in Vietnam from time to time. We have also had employees in Dubai. As a result, we may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

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

We enjoy preferential tax concessions in the PRC as a high-tech enterprise. Pursuant to the State Council’s Regulations on Encouraging Investment in and Development, we were granted a reduction in our income tax rate to a rate of 15%. In addition, there is no assurance that the preferential tax treatment in the PRC will remain unchanged and effective. Our tax liabilities will increase and our profits may accordingly decline if our reduced income tax rate is no longer applicable and/or the tax relief on investment in PRC is no longer available.

Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to us at this time. Further, any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises altogether, would have a material adverse effect on our results of operations and financial condition.

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

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	the application of the “percentage-of-completion” method of accounting, and revenue recognition on contracts, change orders, and contract claims;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	value of goodwill and recoverability of other intangible assets; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

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

The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We are applying for the listing of our common stock on the American Stock Exchange (“AMEX”) in the future. There is no guarantee that the American Stock Exchange, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the American Stock Exchange, we may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market or AMEX. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market or AMEX. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register a total of 2,320,875 shares of common stock issued in an equity financing that was conducted in connection with the Share Exchange that closed on October 17, 2006. The investors in the Private Placement also entered into a lock-up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be traded on the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up on a monthly basis. We also agreed to register the IR Securities, which consists of 100,000 shares of our common stock and common stock underlying a five-year warrant to purchase 232,088 shares, in the registration statement filed in connection with the Private Placement.

We also agreed to register all of the 2,275,000 shares of common stock held by our shareholders who were shareholders immediately prior to the Share Exchange. Because we issued shares to these shareholders that were issued shares while we were a “blank check” shell company with no operations, these shareholders are considered to be promoters or affiliates. It should be noted that these shares may not be sold by these promoters or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act, regardless of technical compliance with the rule. Any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, these promoters or affiliates, or their transferees, can only resell their shares through a registration statement filed under the Securities Act. Of the 2,275,000 shares held by our shareholders prior to the Share Exchange, we agreed to register 1,312,675 shares in the registration statement filed in connection with the Private Placement. We agreed to register the remaining 962,325 shares, which are beneficially owned by affiliates of WestPark Capital, Inc., in a subsequent registration statement filed by us in a subsequent registration statement that we agreed to file by May 23, 2007, which is six months and ten days after the date on which we first filed the registration statement to register the shares issued in the Private Placement. We also agreed to register 2,000,000 shares of our common stock that were issued to FirstAlliance Financial Group, Inc., which received its shares as a designee of the sole shareholder of Full Art at the closing of the Share Exchange. The shares will be registered in the registration statement that is filed to register the shares held by the affiliates of WestPark. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

Additionally, following the Share Exchange, the former stockholder of Full Art may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the closing of the Share Exchange, 1% of our issued and outstanding shares of common stock was approximately 500,000 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale report or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We recognized a charge to our earnings as a result of the Share Exchange and also may not be able to achieve the benefits we expect to result from the Share Exchange.

On August 21, 2006, we entered into the Exchange Agreement, as amended on October 17, 2006, with KGE Group, the sole shareholder of Full Art, pursuant to which we agreed to acquire 100% of the issued and outstanding securities of Full Art in exchange for shares of our common stock. On October 17, 2006, the Share Exchange closed, Full Art became our wholly-owned subsidiary, our sole business operations became that of Full Art, and the management and directors of Full Art became the management and directors of us.

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

In addition, we issued 2,000,000 shares of common stock to FirstAlliance Financial Group, Inc. upon closing of the Share Exchange, and the shares were accounted as a non-reoccurring general and administrative expense and, as a result, reduced our earnings for the quarter and year ended December 31, 2006. As a result of the reduction in earnings, our results of operation for the quarter and year ended December 31, 2006 suffered and the value of our common stock and your investment may fall.

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

Our officers and directors have no experience in public company reporting and limited experience in financial accounting, which could impair our ability to satisfy public company filing requirements and increase our securities compliance costs.

Our officers and directors do not have any prior experience as officers and directors of a publicly traded company, or in complying with the regulatory requirements applicable to a public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to public companies, which could adversely affect the market for our common stock. At present, we rely upon outside experts to advise us on matters relating to financial accounting and public company reporting. While we believe that it will be possible to satisfy our public company reporting requirements through the use of third party experts, our general and administrative costs will remain higher to the extent our officers alone are not able to satisfy our public company reporting requirements.

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

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) once, and if, it starts trading. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a majority of our revenues are generated in China, all of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have offices and processing factories in six cities in China. All buildings and land are leased. The leases end around 2010, and we have the right to renew. The central office is in Zhuhai, where the majority of design and engineering staff are located. The Beijing and Shanghai offices have smaller design teams as well. All offices are sales centers for the area. The three factories are used for further processing certain curtain wall components before they are shipped to the construction site.
Zhuhai
Jiuzhou Avenue, 105 West Baishi Road	1,080 square meters (office)
1,700 square meters (factory)

Beijing
Jianwei Building Room 302 – 305, 66 South Lishi Road	393 square meters (office)
Caiyu Economic Development Zone, East Part, Caiyu Town, Daxing District, Beijing	3,380 Square meters (factory)

Shanghai
Room 701 – 702, Yataiqiye Building, Zhaojiabin Road No. 333	451 square meters (office)
Tairi Town, Fengxian District, Shangha	8,811 square meters (factory)

Nanjing
Dongpei Building Room 1509, 199 Jianye Road	149 square meters (office)

Guangzhou
Chengjian Building, 10th Floor, West Tiyu Road	231 square meters (office)

Hangzhou
Xiandai Yayuan No. 21, Block 2, Room 204, Chaowang Road	158 square meters (office)

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders to be voted on during the fourth quarter of 2006.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There has never been a public trading market for our common stock and our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. We are applying for the listing of our common stock on the American Stock Exchange. As of April 1, 2007, we had 71 registered shareholders.

If and when our common stock is listed or quoted for trading, the price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of our company; and

•	General economic and other national conditions.

Dividend Policy

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We paid cash dividends of $1,576,796, $2,571,396, and $4,108,226 during the years ended December 31, 2006, 2005, and 2004, respectively.

Recent sales of unregistered securities

On October 17, 2006, pursuant to the terms of the Exchange Agreement entered into between us, Full Art International, Ltd. (“Full Art”) and the sole shareholder of Full Art (as described in Item 2.01 above), we issued 45,304,125 shares of common stock to the shareholder, which is KGE Group, Limited, and its designees in exchange for all of the issued and outstanding securities of Full Art. The securities were offered and issued to KGE Group and its designees in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of KGE Group and its designees qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

On October 17, 2006, immediately following the closing of the Share Exchange, we received gross proceeds of $3,713,400 in a private placement transaction. Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,320,875 shares of our common stock at a price of $1.60 per share. We agreed to file a registration statement covering the common stock sold in the private placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving the our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

On October 17, 2006, at the closing of the Share Exchange, we issued to an investor relations firm 100,000 shares of our common stock and a five-year warrant to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 for investor relations services. The securities were offered and sold to an investor relations firm in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The investor relations firm qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

Transfer Agent

The transfer agent and registrar for our common stock is U.S. Stock Transfer Corporation.

Equity Compensation Plan Information

As of December 31, 2006, we did not have an equity compensation plan.

	# of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-		-	-
Equity compensation plans not approved by securities holders	232,088	(1)	$1.60	-
Total	232,088		$1.60	-

(1) Upon the closing of the Share Exchange on October 17, 2006, we issued five-year warrants to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 for services rendered by an investor relations firm.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6. Selected Financial Data

The following selected consolidated statement of operations data for each of the years in the five-year period ended December 31, 2006 and the consolidated balance sheet data as of year-end for each of the years in the five-year period ended December 31, 2006 were derived from the audited consolidated financial statements, except for December 31, 2002. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
Consolidated Statements of Operations	2006	2005	2004	2003	2002
					(unaudited)
	(in thousands, exepct share amounts and earnings per share)
Contract revenues earned	$64,032	$49,978	$28,816	$22,480	$16,554

Cost of contract revenues earned	(46,796)	(36,368)	(21,419)	(14,730)	(11,138)

Gross profit	17,235	$13,610	$7,397	$7,750	$5,416

Selling and administrative expenses	(5,989)	(6,463)	(4,636)	(3,564)	(1,844)

Non-recurring general and administrative expenses	(3,806)	—	—	—	—

Income from operations	$7,440	$7,147	$2,761	$4,186	$3572

Interest expenses, net	-	(117)	(260)	(116)	(12)

Other income, net	28	37	199	145	2

Income before taxes	7,468	$7,068	$2,700	$4,215	$3,562

Income tax	(1,318)	(1,157)	(491)	(739)	(564)

Net income	$6,150	$5,910	$2,209	$3,476	$2,998

Basic and diluted net income per common share	0.14	0.14	0.05	0.08	0.07
Basic and diluted dividend paid per common share	0.04	0.06	0.10	0.02	—

Basic weighted average common shares outstanding	44,679,990	43,304,125	43,304,125	43,304,125	43,304,125
Diluted weighted average common shares outstanding	44,679,990	43,304,125	43,304,125	43,304,125	43,304,125

	December 31,
Consolidated Balance Sheets	2006	2005	2004	2003	2002
					(unaudited)
	(in thousands)

Current Assets	$43,821	$21,712	$17,454	$15,054	$98,020
Total Assets	44,861	22,320	18,642	15,394	100,774
Current Liabilities	21,784	14,016	13,916	8,774	60,848
Total Liabilities	24,349	14,016	13,916	8,774	61,232
Total Stockholders' Equity	20,513	8,304	4,725	6,621	39,542

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

We were incorporated in the state of Delaware on March 16, 2004. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On October 17, 2007, we closed a share exchange transaction described below, pursuant to which we (i) became the 100% parent of Full Art International, Ltd., a Hong Kong Company (“Full Art”), which has four subsidiaries, including its wholly-owned subsidiary, Zhuhai King Glass Engineering Co., Ltd., a company formed under the laws of the People’s Republic of China (“PRC” or “China”), (ii) assumed the operations of Full Art and its subsidiaries and (iii) changed our name from SRKP 1, Inc. to China Architectural Engineering, Inc. Full Art was incorporated in Hong Kong on July 30, 1992 under the Companies Ordinance of Hong Kong.

We specialize in the design, engineering and installation of high-end specialty curtain wall systems, including glass curtain walls, stone curtain walls, metal curtain walls, roofing systems, and related products, for public works projects and commercial real estate. We have designed and installed nearly one hundred projects throughout China, including the National Grand Theater, Exhibition Conservatory of Beijing Botanical Garden, The COSCO Tower at Changlian Avenue Beijing, and the Wumen Exhibition Hall in Beijing’s Forbidden City, and a number of commercial structures in Southeast Asia. We compete on the strength of our reputation, track record, strong relationships with government clients and our ability to give expression to the vision of leading architects. By focusing on innovation while outsourcing commoditized manufacturing work, we are able to add artistic and technological value to projects at cost-effective price points.

Our work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. The length of our contracts varies but typically have a duration of approximately two years. Approximately 90% of our sales are from fixed price contracts, including one percent that are modified by incentive and penalty provisions. The remaining 10% of our sales are originated from are cost-plus-fee contracts. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under fixed-price contracts modified by incentive and penalty provisions, we are paid a fixed price that may be increased or decreased based on incentive and provisions in our contracts.

Recent Events

Completion of the Share Exchange

On August 21, 2006, we entered into a share exchange agreement with KGE Group, Limited, a Hong Kong corporation and the sole shareholder of Full Art. On October 17, 2006, we entered into Amendment No. 1 to the share exchange agreement. Pursuant to the share exchange agreement, as amended (the “Exchange Agreement”), we agreed to issue an aggregate of 45,304,125 shares of our common stock in exchange for all of the issued and outstanding securities of Full Art (the “Share Exchange”). Upon the closing of the Share Exchange on October 17, 2006, we issued an aggregate of 45,304,125 shares of our common stock to the sole shareholder of Full Art and its designees in exchange for all of the issued and outstanding securities of Full Art. Also at the closing of the Share Exchange, we issued 100,000 shares of our common stock and a five-year warrant to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 for investor relations services (the “IR Securities”). In addition, immediately prior to the closing of the Share Exchange and the Private Placement, as described below, we and certain of our shareholders agreed to cancel an aggregate of 3,125,000 shares of common stock such that there were 2,275,000 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement. We issued no fractional shares in connection with the Share Exchange.

Immediately after the closing of the Share Exchange and Private Placement, we had 50,000,000 outstanding shares of common stock and outstanding warrants to purchase 232,088 shares of our common stock. Upon the closing of the Share Exchange, the sole shareholder of Full Art and its designees owned approximately 90.6% of our issued and outstanding common stock, the pre-existing shareholders of the Company owned 4.7% and investors in the Private Placement that closed concurrently with the Share Exchange, as described below, owned 4.6% of our outstanding common stock.

In connection with the Share Exchange, we agreed to register the IR Securities and 1,312,675 shares held by our shareholders who were shareholders immediately prior to the Share Exchange in the registration statement that we filed to register the shares issued in the Private Placement, as described below. We also agreed to register shares of common stock in a subsequent registration statement that we agreed to file by May 23, 2007, which is six months and ten days after the date on which we first filed the registration statement to register the shares issued in the Private Placement, as follows: (i) 962,325 shares held affiliates of WestPark Capital, Inc. (“WestPark”) who were shareholders immediately prior to the Share Exchange, and (ii) 2,000,000 shares of common stock that were issued at the closing of the Share Exchange to FirstAlliance Financial Group, Inc. (“FirstAlliance”) as a designee of Full Art’s sole shareholder.

We agreed to a penalty provision with respect to our obligations to register the 962,325 shares of common stock held by the WestPark affiliates and the 2,000,000 shares that were issued to FirstAlliance. We must use our reasonable best efforts to cause the registration statement to become effective within 120 days after the required filing date or the actual filing date, whichever is earlier, or 150 days after the required filing date or the actual filing date, whichever is earlier, if the registration statement is subject to a full review by the SEC. In addition, we must use our reasonable best efforts to maintain the registration statement effective for a period of 24 months at our expense. If we fail to register these shares due to failure on our part, we must issue additional shares of our common stock to the respective shareholders in the amount of 0.0333% of their respective shares for each calendar day until the registration becomes effective. There is no maximum number of shares that we may be required to issue in connection with any potential failure to meet these registration obligations. There is no penalty associated with the IR Securities.

The Private Placement

On October 17, 2006, concurrently with the close of the Share Exchange, we received gross proceeds of $3,713,400 in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,320,875 shares of common stock at $1.60 per share. We were required to file a registration statement no later than 30 days after the closing of the Share Exchange, which we met, and we must use our reasonable best efforts to cause the registration statement to become effective within one hundred and 150 days after the closing or 180 days after the closing if the registration statement is subject to a full review by the SEC. We are also required to use our reasonable best efforts to maintain the registration statement effective for a period of 24 months at our expense. If we fail to register the shares, we are obligated to pay to the investors a cash payment equal to 0.0333% of the purchase price of their respective shares for each business day of the failure. There is no maximum potential consideration to be transferred in respect to the potential penalty.

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

Concentrations and Credit Risks - For the years ended December 31, 2006, 2005 and 2004, substantially all of our sales were to companies located in the PRC and all of our assets were located in the PRC. Our operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the Chinese government has pursued economic reform policies in the past, we cannot assure you that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China’s political, economic and social conditions. We can give no assurance that the Chinese government’s pursuit of economic reforms will be consistent or effective.

Revenue and Cost Recognition - Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. The revenue earned in a period is based on the ratio of costs incurred to the total estimated costs required by the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Total estimated gross profit on a contract, being the difference between total estimated contract revenue and total estimated contract cost, is determined before the amount earned on the contract for a period can be recognized. The measurement of the extent of progress toward completion are used to determine the amount of gross profit earned to date; the earned revenue to date is the sum of the total cost incurred on the contract and the amount of gross profit earned.

Earned revenue, cost of earned revenue, and gross profit are determined as follows:

i. Earned Revenue is the amount of gross profit earned on a contract for a period plus the costs incurred on the contract during the period.

ii. Cost of Earned Revenue is the cost incurred during the period, excluding the cost of materials not unique to a contract that have not been used for the contract.

iii. Gross Profit earned on a contract are computed by multiplying the total estimated gross profit on the contract by the percentage of completion. The excess of that amount over the amount of gross profit reported in prior periods is the earned gross profit that should be recognized in the income statement for the current period.

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

Contract Receivable - Contract receivable represents billings to customers on the percentage of work completed and recognized to date based on contract price. An allowance is provided for doubtful collections which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We record an allowance for doubtful collections for our outstanding contract receivable at the end of the period in accordance with generally accepted accounting principles in the Untied States, and we consider that allowance to be reasonable at December 31, 2006, December 31, 2005 and December 31, 2004.

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

Income Taxes - We use the accrual method of accounting to determine and report its taxable income and use the flow through method to account for tax credits, which are reflected as a reduction of income taxes for the year in which they are available. We have implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States, People’s Republic of China (PRC) and Hong Kong SAR tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before we are able to realize that tax benefit, or that future realization is uncertain.

Advertising - Advertising costs are expensed as incurred.

Research and Development - All research and development costs are expensed as incurred. The costs of material and equipment acquired or constructed for research and development and having alternative future uses are classified as property and equipment and depreciated over their estimated useful lives.

Retirement Benefits- We make monthly contributions to various employee retirement benefit plans organized by provincial governments in the PRC in accordance with rates prescribed by them. The provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of our company. Contributions to these plans are charged to expense as incurred. The retirement expense for the years ended December 31, 2006, 2005, and 2004, were $118,856, $109,941, and $85,604, respectively.

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

Statutory Reserves - Surplus reserves for foreign investment enterprises are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

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

Results of Operations

The following table sets forth our statements of operations for the years ended December 31, 2006, 2005 and 2004 in U.S. dollars:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except share amounts and earnings per share)

Contract revenues earned	$64,032	$49,978	$28,816

Cost of contract revenues earned	(46,796)	(36,368)	(21,419)

Gross profit	17,235	$13,610	$7,397

Selling, administrative and other operating expenses	(5,989)	(6,463)	(4,636)

Non-recurring general and administrative expenses	(3,806)	—	—

Income from operations	$7,440	$7,147	$2,761

Interest expenses, net	—	(117)	(260)

Other income, net	28	37	199

Income before taxes	$7,468	$7,068	$2,700

Income tax	(1,318)	(1,157)	(491)

Net income	$6,150	$5,910	$2,209

Basic and diluted net income per common share	0.14	0.14	0.05
Basic and diluted dividend paid per common share	0.04	0.06	0.10

Basic weighted average common shares outstanding	44,679,999	43,304,125	43,304,125
Diluted weighted average common shares outstanding	44,679,999	43,304,125	43,304,125

Years Ended December 31, 2006 and 2005

Contract revenues earned for year ended December 31, 2006 were $64.0 million, an increase of $14.0 million, or 28.1%, from the contract revenues earned of $50.0 million for the year ended December 31, 2005. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the year ended December 31, 2006. In addition, we also experienced a general increase in the amount of revenue generated per project in 2006 as compared to 2005.

Cost of contract revenues earned for the year ended December 31, 2006 was $46.8 million, an increase of $10.4 million, or 28.7%, from $36.4 million for the year ended December 31, 2005. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the year ended December 31, 2006. Gross profit for the year ended December 31, 2006 was $17.2 million, an increase of $3.6 million, or 26.6%, from $13.6 million for the year ended December 31, 2005. Our gross margin for the year ended December 31, 2006 was 26.9% as compared with 27.2% for the year ended December 31, 2005.

Selling and administrative expenses were $6.0 million for the year ended December 31, 2006, a decrease of approximately $0.5 million, or 7.3%, from $6.5 million for the year ended December 31, 2005. The decrease was primarily due to the implementation of internal controls on operating expenses during the year ended December 31, 2006, including stricter control on staff costs, entertainment expenses, and traveling expenses.

Non-recurring general and administrative expenses for the year ended December 31, 2006 were $3.8 million as compared to $nil for the year ended December 31, 2005. The non-recurring general and administrative expense resulted from our payment, through issuance of securities or payment of cash, to service providers that rendered services in connection with the consummation of the Share Exchange and the related transactions. Included in the non-recurring general and administrative expenses was the issuance at the closing of the Share Exchange of 2,000,000 shares of common stock to First Alliance Financial Group for financing services, issuance of 100,000 shares of common stock, and payment of $445,608 to brokers for services related to the private placement that closed concurrently with the Share Exchange. Each of the shares that were issued for services were valued at $1.60 per share, which is the per share sales price in the private placement.

Income tax was $1.3 million for the year ended December 31, 2006, an effective tax rate of 17%, compared with $1.2 million taxes for the year ended December 31, 2005, an effective tax rate of 16%. The primary reason for the increase in the dollar amount of the tax was due to the increase in income before taxes. Through two of our subsidiaries, Zhuhai King Glass Engineering Co., Ltd and Zhuhai King General Glass Engineering Technology Co., Ltd, we are generally subject to a PRC income tax rate of 33%; however, in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is currently 15%. In addition, we and two of our subsidiaries are subject to Hong Kong profits tax rate of 17.5%.

Net income for the year ended December 31, 2006 was $6.2 million, an increase of $0.3 million, or 4.1%, from $5.9 million for the comparable period in 2005.

Years Ended December 31, 2005 and 2004

Contract revenues earned for year ended December 31, 2005 were $50.0 million, an increase of $21.2 million, or 73.4%, from the contract revenues earned of $28.8 million for the year ended December 31, 2004. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the year ended December 31, 2005. In addition, we also experienced a general increase in the amount of revenue generated per project in 2005 as compared to 2004.

Cost of contract revenues earned for the year ended December 31, 2005 was $36.4 million, an increase of $15.0 million, or 69.8%, from $21.4 million for the year ended December 31, 2004. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the year ended December 31, 2005. Gross profit for the year ended December 31, 2005 was $13.6 million, an increase of $6.2 million, or 84.0%, from $7.4 million for the year ended December 31, 2004. Our gross margin for the year ended December 31, 2005 was 27.2% as compared with 25.7% for the year ended December 31, 2004.

Selling and administrative expenses were $6.5 million for the year ended December 31, 2005, an increase of approximately $1.8, or 39.4%, from $4.6 million for the year ended December 31, 2004. The increase was primarily due to growth in operations and related increases in staff costs and project-related expenses, such as insurance, professional fees, and general expenses of onsite offices.

There were no non-recurring general and administrative expenses for the years ended December 31, 2005 and 2004.

Income tax was $1.2 million for the year ended December 31, 2005, an effective tax rate of 16%, compared with $491,000 taxes for the year ended December 31, 2004, an effective tax rate of 18%. The primary reason for the increase in the dollar amount of the tax was due to the increase in income before taxes.

Net income for the year ended December 31, 2005 was $5.9 million, an increase of $3.7 million, or 167.5%, from $2.2 million for the comparable period in 2004.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $2,115,966. Prior to October 17, 2006, we have historically financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers.

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

In October 2006, we opened a line of credit facility with the Zhuhai branch of Bank of East Asia for up to a maximum of $2,564,979, which is RMB 20,000,000. We established and borrowed the full amount available under the line of credit to replace a 2005 short term loan from another bank that was expiring. The interest expense for the line of credit was $ 18,678 for the year ended December 31, 2006. The credit facility is in effect and does not require renewal until October 2011. In order to facilitate the extension of the credit facility to us by the Zhuhai brank of Bank of East Asia, we agreed to deposit the same amount on fixed deposit terms into the Hong Kong branch of Bank of East Asia.

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

Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. When we are awarded construction project, we work according to the percentage-of-completion method which matches the revenue streams with the relevant cost of construction based on the percentage-of-completion of project as determined based on certain criteria, such as, among other things, actual cost of raw material used compared to the total budgeted cost of raw material and work certified by customers. There is no guarantee that the cash inflow from these contracts is being accounted for in parallel with the cash outflow being incurred in the performance of such contract. In addition, a construction project is usually deemed to be completed once we prepare a final project account, the account is agreed upon by our customers, and all amounts related to the contract must be settled according to the account within three months to a year from the customer’s agreement on the final project account. As there may be different time intervals to reach a consensus on the amount as being accounted for in the projects before the project finalization account is being mutually agreed by each other. We experience an average accounts settlement period ranging from three months to as high as one year from the time we provide services to the time we receive payment from our customers. In contrast, we typically need to place certain deposit with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We attempt to maintain a credit policy of receiving certain amounts of deposit from customers before we begin a new project. Coupled with the return of retention money and deposits from other previously-completed projects and credit granted by suppliers, we have been able to maintain an overall net cash position in our operations in last two years, but there is no guarantee that we will be able to maintain a positive net cash flow position in the future.

Net cash used in operating activities for the year ended December 31, 2006 was $3.0 million, as compared to $3.5 million provided by operating activities in the same period in 2005. The decrease in cash provided from operating activities is primarily the result of a significant increase in receivables from $6.6 million to $18.3 million, partially offset by an increase in net income and payables during the year ended December 31, 2006, both of which was the result of an increase in sales. We experienced an increase of revenue of $14.1 million for the year ended December 31, 2006 compared to an increase of $20.7 million for the same period in 2005. Contracts receivables as of December 31, 2006 was $7.6 million, an increase of $3.3 million, or 76.1%, over contracts receivables of $4.3 million as of December 31, 2005. The increase in contracts receivables reflected an increase in contract revenue earned. We received eight new projects of total contract sum of approximately $12.4 million in the year ended December 31, 2005, which account for approximately $6.3 million contract receivables for such period.

Net cash used by investing activities was $2.9 million for the year ended December 31, 2006, as compared to net cash provided by investing activities of $1.0 million for the year ended December 31, 2005. The change was primarily a result of an increase in restricted cash from $0.6 million in 2005 as compared to $2.2 million in 2006. The increase in restricted cash resulted from our deposit of such amount on fixed deposit terms with the Hong Kong branch of Bank of East Asia to facilitate a line of credit facility in the same amount from the Zhuhai branch of Bank of East Asia. We established and borrowed the full amount available under the line of credit to replace a 2005 short term loan from another bank that was expiring.

Net cash provided by financing activities was $6.9 million for the year ended December 31, 2006 compared to cash used by financing activities of $7.2 million for the year ended December 31, 2005. The increase in cash provided was primarily to $7.1 million received in 2006 from the issuance of common stock and $2.6 million received as proceeds from a long term loan, whereas there were no such cash provided in 2005. In addition, we had $4.8 million in repayment of short term loans in 2005 and only repayment amounts of $743,742 in 2006.

As of December 31, 2006, contracts receivables were $7.6 million, an increase of $3.3 million, or 76.1%, over contracts receivables of $4.3 million as of December 31, 2005. The increase in contracts receivable reflected an increase in contract revenue earned. In addition, the increase in contracts receivable reflects not only the increase in sales but also the long collection period because the collection period typically runs from three months to one year before we receive full payment for our services and products. Since we require an average of one to two months to receive products we order from the date of our order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We are currently involved in three lawsuits in which we are suing other parties for overdue payments. The total amount involved is $1,292,520. We obtained judgment in our favor on one of the lawsuits and anticipate full payment on all of the overdue amounts in the near future.

At December 31, 2006, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. During the 2007, we intend to expend approximately $65 to $70 million to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective would be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

The following table describes our contractual commitments and obligations as of December 31, 2006:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$582,821	$282,795	$150,013	$150,013	$—

Off-Balance Sheet Arrangements

None.

Change in Accountants

On October 17, 2006, we dismissed AJ. Robbins, PC ("AJ. Robbins") as our independent registered public accounting firm following the change in control of the Company on the closing of the Share Exchange. We engaged AJ. Robbins to audit our financial statements for the year ended December 31, 2005 and the period from March 16, 2004 to December 31, 2005 and 2004. The decision to change accountants was approved and ratified by our Board of Directors. The report of AJ. Robbins on our financial statements for the fiscal year ended December 31, 2005 and for the period from March 16, 2004 to December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to the our ability to continue as a going concern. While AJ. Robbins was engaged by the us, there were no disagreements with AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to us, which disagreements if not resolved to the satisfaction of AJ. Robbins would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for the fiscal year ended December 31, 2005 and the period from March 16, 2004 to December 31, 2005 and 2004.

We engaged Samuel H. Wong & Co., LLP, Certified Public Accountants, as our independent registered public accounting firm as of October 17, 2006. Samuel H. Wong & Co., LLP, Certified Public Accountants, served as Full Art’s independent registered certified public accountants for the fiscal years ended December 31, 2005 and 2004.

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

We do not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk. We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. We are currently involved in three lawsuits in which we are suing other parties for overdue payments. The total amount involved is $1,292,520.

Foreign Currency Risk. The functional currencies of our company are the Hong Kong Dollar (HKD) and Renminbi (RMB). Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in RMB. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Country Risk. Substantial portion of our business, assets and operations are located and conducted in China. While China’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to China Architectural Engineering, Inc.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b) Changes in internal control over financial reporting

On August 21, 2006, we entered into a share exchange agreement with KGE Group, Limited, a Hong Kong corporation (“KGE Group”) and the sole shareholder of Full Art International, Ltd., a Hong Kong Company (“Full Art”). On October 17, 2006, we entered into Amendment No. 1 to the share exchange agreement. Pursuant to the share exchange agreement, as amended (the “Exchange Agreement”), we agreed to issue an aggregate of 45,304,125 shares of our common stock in exchange for all of the issued and outstanding securities of Full Art (the “Share Exchange”). The Share Exchange closed on October 17, 2006. Following the Share Exchange, the sole business conducted by our company is the business conducted by Full Art prior to the Share Exchange, and all of the officers and directors of Full Art became the officers and directors of our company. Also, as a result of the Share Exchange, the internal control over financial reporting utilized by Full Art prior to the Share Exchange became the internal control over financial reporting of our company.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other then the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Luo Ken Yi	49	Chief Executive Officer, Chief Operating Officer and Chairman of the Board
Tang Nianzhong	43	Vice General Manager and Director
Ye Ning	49	Vice General Manager and Director
Li Guoxing	32	Vice General Manager of Design
Bai Fei	34	Vice General Manager of Marketing
Wang Zairong	53	Chief Technology Officer and General Engineer
Feng Shu	69	Research and Development Supervisor
Wang Xin	44	Chief Financial Officer

Luo Ken Yi has been Chief Executive Officer, Chief Operating Officer and Chairman of the Board since 1992. Luo Ken Yi studied Medicine, Mechanical Engineering and Engineering Management in China (1978 to 1983), the U.S (1986 to 1988), Australia (1996-1998) and Hong Kong and obtained a Master’s Degree 1997. He served as Project Manager and Production Manager at P.X. Engineering, Inc. in the U.S from 1989 to 1991, Mr. Luo founded the Kangbao Electronics Co., Ltd. in 1988 in Shunde, Guangdong, China, where he served as Chief Engineer, Technical Manager, Vice Manager General and Deputy President from 1986 to 1989. Mr. Luo founded us in 1992 and served as Chief Managing Director. Later, he studied steel supported glass curtain wall design in the U.S. and Europe 1992 to 1994. He was appointed Vice President of the Architectural Glass and Metal Structure Institute of Qinghua University in 1999. In 2000 he was appointed by the Chinese Ministry of Construction to head the committee on creating national standards for the glass curtain wall industry. Mr. Luo owns over thirty patents related to point fixed glass technology. He was honored as one of the “Ten Great Leaders in Technology” and has published numerous books and articles.

Tang Nianzhong has been Vice General Manager and a Director since 1995. Tang Nianzhong graduated from the Guangzhou University of Chinese Medicine, Department of Medicine, in 1986. In 1999 he received his MBA from Murdoch University in Australia. From 1986 to 1994, he worked in the bone surgery department of the Nanhai People’s Hospital in Foshan. From 1994 to 1995 he was Vice General Manager of Foshan Xinhua Advertising Co., Ltd. In 1995 he joined us, where he has served as Production Manager, Sales Manager, Project Manager, Administration Manager and Vice General Manager.

Ye Ning has been Vice General Manager and a Director since 1995. Ye Ning graduated from the Guangzhou University of Chinese Medicine, Department of Medicine in 1983. From 1983 to 1988 he served on the staff of the Guangzhou Institute of Physical Education. From 1988 to 1993 he worked in the orthopedics department of the Nanhai People’s Hospital in Foshan. In 1993 he joined us, where he has served as Project Manager, Operations Manager, Purchasing Manager and Vice General Manager.

Li Guoxing has been Vice General Manager of Design since 2001. Li Guoxing graduated from Guizhou Technology University, Department of Construction, in 1996. In 2003 he received his MBA from the Royal Canadian College. From 1996 to 1998 he was a designer at the Guizhou Chemical Design Institute. In 1998 he joined us, where he has worked and served as Designer, Chief Engineer, Leader of the Design Institute and Vice General Manager of Design.

Bai Fei has been Vice General Manager of Marketing since 2004. Bai Fei graduated from Guizhou Broadcasting and Television University with a major in construction in 1994. In 1994 he worked briefly as a designer for the Guizhou Institute of Architectural Science and Research before moving on to work as a Manager of Decoration and Construction in the Aerospace department of the Liyang Group Decorated Project Company until 1995. In 1995 he joined us, where he has served as Technical Department Manager prior to becoming Vice General Manager of Marketing in 2004.

Wang Zairong has been Chief Technology Officer and General Engineer since 2004. Wang Zairong graduated from the Qinghua University School of Mechanical Engineering in 1977. From 1977 to 1979 he was a mechanical designer at Xi’an Research Institute of Mechanical Engineering. From 1980 to 1982 he was a mechanical designer at Xi’an Physics and Space Research Institute. From 1982 to 1993 Mr. Wang was a System Structure Designer at the Xi’an Aerospace Ministry. From 1993 to 1997 he was Senior Engineer and Vice General Manager of Technology at Yuantongqiao (Huizhou) Industrial Co., Ltd. In 1997 he joined us, where he has served as Marketing Manager, Production Manager, General Engineer prior to becoming Chief Technology Officer in 2004.

Feng Shu has been Research and Development Supervisor since 2000. She graduated from the Civil Engineering Department of National Qinghua University in 1960. She is a member of the Construction Glass and Metal Structure Research Committee of National Qinghua University and is a professor at the Civil Engineering Academy of Nanchang University. Feng Shu joined us in 1998, where she has served as Supervisor of Research and Development. She is also Administrative Director and Secretary General of Jiangxi Mechanics Academy and Vice Superintendent of Jiangxi Huajie Architecture Design Co., Ltd.

Wang Xin has been Chief Financial Officer since 2001. Wang Xin graduated from the Yunnan Finance and Economics University, Finance Department in 1984. From 1984 to 1988 she was Vice Section Chief at the Yunnan Province Finance Bureau. From 1988 to 1995 she was an instructor at Yunnan Economics and Management College, where she taught industrial accounting, financial management and other business courses. From 1995 to 2000 she was a Financial Manager at Zhuhai Advertising and Trade Exhibition Company. From 2000 to 2001 she was Financial Manager at Zhuhai Jingyu Science and Technology Equipment Company. She joined us in 2001, where she has served as Chief Financial Officer.

Family Relationships

None

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. We intend to create board committees, including an independent audit committee, in the near future. We also are not currently required to maintain independent members of our Board of Directors. If we are successful in listing our common stock on the American Stock Exchange, we would be required to have, prior to listing, an independent audit committee formed, in compliance with the requirements for listing on the American Stock Exchange and in compliance with Rule 10A-3 of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Our securities are not currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, our directors and officers and holders of 10% or more of our common stock are not currently required to file statements of beneficial ownership with regards to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. At such time as our shares are registered under Section 12 of the Exchange Act, our officers, directors and 10% or more stockholders will be required to file such statements of beneficial ownership.

Code of Ethics

Prior to the Share Exchange in October 2006, we had a Code Of Ethics For Principal Executive and Financial Officers. Subsequent to the Share Exchange, after which we began our current operations, we have not yet adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to adopt a code in the near future.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

Prior to the Share Exchange on October 17, 2006, we were a “blank check” shell company that was formed to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The officers and directors of our company prior to the Share Exchange are no longer employed by or affiliated with our company.  Richard Rappaport and Anthony Pintsopolous, our President and Chief Financial Officer, respectively, during 2006 prior to Share Exchange, received no compensation or other perquisites for serving in such capacity.

Our Chief Executive Officer, Chief Operating Officer and Chairman of the Board, Luo Ken Yi, determined the compensation for our current executive officers that was earned and paid in fiscal 2006 and our Board of Directors approved the compensation.  Compensation for our current executive officers, which currently consists of Luo Ken Yi, Wang Xin, Ye Ning and Tang Nianzhong, is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf.  Key areas of corporate performance taken into account in setting compensation policies and decisions are growth of sales, cost control, profitability, and innovation.  The key factors may vary depending on which area of business a particular executive officer’s work is focused on.  Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development.  For these reasons, the elements of compensation of our executive officers are salary and bonus.  Salary is paid to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement. With respect to the amount of a bonus, Luo Ken Yi evaluates our company’s achievements for the fiscal year based on performance factors and results of operations such as revenues generated, cost of revenues, net income, and whether we obtain significant contracts. Luo Ken Yi also conducts a monthly and annual evaluation of the achievement level of an executive based on individual performance measurements, such as contribution to the achievement of the company’s goals and individual performance metrics based on their positions and responsibilities. Bonus are paid at the end of each fiscal year.

We believe that the salaries paid to our executive officers during 2006, 2005, and 2004 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company, as measured by the local market in China.  We determine market rate by conducting a comparison with the local geographic area averages and industry averages in China.   Currently, we have no specific plans to provide raises after we have become a company with securities publicly traded in the United States.  Although no specific plans have yet been discussed, we may adopt such a plan to provide raises to our executive officers in the future.  Adopting higher compensation in the future may be based on the increased amount of responsibilities to be assumed by each of the executive officers after we become a publicly listed company.  Executive compensation for 2007 will follow the same evaluation methods as were used for 2006. If we successfully complete our proposed listing on the American Stock Exchange and offering in 2007, we may adjust our bonus evaluations upwards, but, in such case, we do not intend to increase it by more than 10%. That determination would likely be made towards the end of the fiscal year. We may also expand the scope of our compensation, such as the possibility of granting options to executive officers and tying compensation to predetermined performance goals.

Our board of directors does not currently have a compensation committee. We anticipate that our board of directors will establish a compensation committee in fiscal 2007 that will be comprised of non-employee members of our board of directors. Our current expectation is that the compensation committee of our board of directors will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives. Those companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in a similar business.

Until such time as a formal compensation program and committee is established, which we expect will occur in 2007, Ken Luo Yi will structure compensation and bonus levels and our board of directors will approve the structure. After the compensation committee is formed, it will determine the structure. Our board has established a compensation program for executive officers for 2007 that is designed to attract, as needed, individuals with the skills necessary for us achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.  For 2007, bonuses for executive officers will be based on company and individual factors, as described above, and will be set up formulaically such that the amount of the bonus will be equal to the lower of a preset dollar amount or a percentage of revenues and net income. Luo Ken Yi’s bonus will be determined on overall company performance, business development, sales, and strategy, and the amount of his bonus will be the lower of $220,000 or 0.1% of sales plus 2.5% of net income. Bonus determination for Ye Ning and Tang Nianzhong is based on individual measurements for them and will be in an amount that is the lower of $120,000 or 0.1% of sales plus 1.0% of net income.

Summary Compensation Tables

The following table sets forth information concerning the compensation for the three fiscal years ended December 31, 2006, 2005, and 2004 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary	Bonus	Total

Luo Ken Yi	2006	$53,786	$159,245	$213,031
Chief Executive Officer, Chief Operating Officer	2005	52,500	24,783	77,283
and Chairman of the Board	2004	36,231	24,154	60,385

Wang Xin	2006	11,679	8,743	20,422
Chief Financial Officer	2005	11,301	6,196	17,497
	2004	7,971	6,039	14,010

Ye Ning	2006	46,102	72,354	118,456
Vice General Manager and Director	2005	22,305	9,193	31,498
	2004	14,493	9,662	24,153

Tang Nianzhong	2006	38,418	79,402	117,820
Vice General Manager and Director	2005	22,305	12,392	34,697
	2004	21,793	9,662	31,455

Richard Rappaport(1)	2006	—	—	—
Former Chief Executive Officer and Former Director	2005	—	—	—
	2004	—	—	—

Anthony Pintsopoulos(1)	2006	—	—	—
Former Chief Financial Officer and Former Director	2005	—	—	—
	2004	—	—	—

(1)	Messrs. Rappaport and Pintsopoulos resigned from all positions with the Company upon the close of the Share Exchange on October 17, 2006.

Grants of Plan-Based Awards in 2006

There were no option grants in 2006.

Outstanding Equity Awards at 2006 Fiscal Year-End

There were no option exercises or options outstanding in 2006.

Option Exercises and Stock Vested in Fiscal 2006

There were no option exercises or stock vested in 2006.

Employment Agreements

We have employment agreements with the following persons and terms:

•	Luo Ken Yi is paid $52,500 annually pursuant to a three-year agreement that expires on December 31, 2009;

•	Tang Nianzhong is paid $41,250 annually pursuant to a three-year agreement that expires on December 31, 2009;

•	Ye Ning is paid $41,250 annually pursuant to a five-year agreement that expires on December 31, 2009;

•	Li Guoxing is paid $37,500 annually pursuant to a three-year agreement that expires on January 1, 2009;

•	Bai Fei is paid $22,500 annually pursuant to a five-year agreement that expires on December 31, 2009;

•	Wang Zairong is paid $10,500 annually pursuant to a one-year agreement that expires on December 31, 2007;

•	Feng Shu is paid $11,400 annually pursuant to a three-year agreement that expires on December 31, 2008; and

•	Wang Xin is paid $11,400 annually pursuant to a one-year agreement that expires on December 31, 2007.

None of the agreements provide for severance upon termination.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
All Directors (total of 3 persons)	-	-	-	-	-	-	-

For the year ended December 31, 2006, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of April 1, 2007 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth as of April 1, 2007 certain information with respect to beneficial ownership of our common stock based on 50,000,000 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o China Architectural Engineering, Inc., 105 Baishi Road, Jiuzhou West Avenue, Zhuhai, 519070, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Beneficially Owned Prior to and After the Offering		Percent of Class Beneficially Owned

Luo Ken Yi	Chief Executive Officer, Chief Operating Officer and Chairman of the Board	37,736,452	(1)	75.5%

Bai Fei	Vice General Manager of Marketing	—		—

Tang Nianzhong	Vice General Manager and Director	37,736,452	(1)	75.5

Ye Ning	Vice General Manager and Director	37,736,452	(1)	75.5

Li Guoxing	Vice General Manager of Design	—		—

Wang Zairong	Chief Technology Officer and General Engineer	—		—

Feng Shu	Research and Development Supervisor	—		—

Wang Xin	Chief Financial Officer	—

Officers and Directors as a Group (total of 7 persons)		37,736,452	(1)	75.5

KGE Group Limited		37,736,452	(1)	75.5

(1)
Represents shares of common stock in our company held by KGE Group, Limited, a Hong Kong corporation, of which Luo Ken Yi and Ye Ning are directors and may be deemed to have voting and investment control over the shares owned by KGE Group, Limited. In addition, Luo Ken Yi and Ye Ning own approximately 77.0% and 2.5%, respectively, of KGE Group, Limited’s issued and outstanding shares. In addition, KGE Holding Limited owns approximately 18.0% of the issued and outstanding shares of KGE Group, Limited. KGE Holding Limited is owned by Luo Ken Yi, 32.5%, Tang Nianzhong, 30.5%, and Ye Ning, 30.5%. As a result, Tang Nianzhong may bee deemed to be a beneficial owner of the shares held by KGE Group Limited. Each of the foregoing persons disclaims beneficial ownership of the shares held by KGE Group Limited except to the extent of his pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Full Art International, Ltd.

Full Art International, Ltd. (“Full Art”) is our wholly-owned subsidiary and has interlocking executive and director positions with China Architectural Engineering, Inc.

October 2006 Share Exchange

On October 17, 2006, we completed the Share Exchange pursuant to the share exchange agreement entered into with Full Art and KGE Group, Limited, which was the sole shareholder of Full Art. At the closing, Full Art became our wholly-owned subsidiary and 100% of the issued and outstanding securities of Full Art were exchanged for shares of our common stock. An aggregate of 45,304,125 shares of our common stock were issued to KGE Group and its designees. KGE Group owns 37,736,452 shares, which is approximately 75.5% of our issued and outstanding stock. Luo Ken Yi, who is our Chief Executive Officer, Chief Operating Officer and Chairman of the Board, and Ye Ning, who is our Vice General Manager and director, are directors of KGE Group. In addition, Luo Ken Yi and Ye Ning own approximately 77.0% and 2.5%, respectively, respectively, of KGE Group’s issued and outstanding shares. Moreover, concurrent with the closing of the Share Exchange, our board appointed Luo Ken Yi as Chief Executive Officer and Chief Operating Officer, Wang Zairong as Chief Technology Officer and General Engineer, and Wang Xin as Chief Financial Officer. Luo Ken Yi, Tang Nianzhong, Ye Ning, Wang Zairong and Wang Xin are officers and/or directors of Full Art and Zhuhai, and were also appointed as our executive officers and/or directors upon closing of the Share Exchange.

WestPark Capital, Inc.

WestPark Capital, Inc. was the placement agent for the $3,713,400 equity financing conducted by us on the close of the Share Exchange. For its services as placement agent, WestPark received an aggregate fee of approximately $445,608, which consisted of a commission equal to 9.0% of the gross proceeds from the financing and a non-accountable fee of 3% of the gross proceeds. Richard Rappaport, our President and one of our controlling stockholders prior to the Share Exchange, indirectly holds a 100% interest in WestPark Capital, Inc., an NASD member. Anthony C. Pintsopoulos, an officer and director prior to the Share Exchange, is the Chief Financial Officer of WestPark Capital, Inc. Debbie Schwartzberg, one of our controlling stockholders prior to the Share Exchange, is a noteholder of the parent company of WestPark Capital, Inc.; her note entitles her to a 1.5% interest in the net profits of the parent company of WestPark Capital, Inc. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with us upon the closing of the Share Exchange.

Loans to and from Insiders

We have made loans to one of our officers. Advances from KGE Group Limited to us for the years ended December 31, 2006, 2005 and 2004 were $1,735, $420,556, and $205,095, respectively. Advances to Luo Ken Yi by us for the years ended December 31, 2006, 2005, and 2004 were $nil, $nil, and $1,889,091, respectively. All amounts due by Mr. Luo were repaid prior to completion of the transactions contemplated by the Share Exchange Agreement. All of the advances were unsecured, interest free, and have no fixed repayment terms.

Director Independence

See Item 10 “Directors, Officers and Corporate Governance” for a discussion of board member independence.

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404 (a) of Regulation S-K. We intend to adopt such a policy once we establish an audit committee, which we anticipate occurring in 2007.

Item 14. Principal Accounting Fees and Services.

During the fiscal years ended December 31, 2006 and 2005, we retained Samuel H. Wong & Co., LLP, Certified Public Accountants to provide services as follows:

	Fees for the Year Ended December 31
Services	2006	2005
Audit fees(1)	$55,000	$55,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total audit and non-audit fees	$55,000	$55,000

(1)
These are fees for professional services performed by Samuel H. Wong & Co., LLP, Certified Public Accountants for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statement on Form S-1.

Pre-Approval Policy

We do not currently maintain an audit committee. Our Board as a whole pre-approves all services provided by Samuel H. Wong & Co., LLP and has concluded that such services are compatible with Samuel H. Wong & Co., LLP's independence as our auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2. Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” below in this Item 15 of this annual report on Form 10-K.

3. Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II China Architectural Engineering, Inc. Valuation and Qualifying Accounts and Reserves Years Ended December 31, 2006, 2005 and 2004

Allowance for Doubtful Accounts:	Balance at the Beginning of the Year	Charge to Cost and Expenses	Deductions	Balance at the End of the Year

Year ended December 31, 2004	$143,014	$284,654	$-	$427,668
Year ended December 31, 2005	427,668	-	(24,073)	403,595
Year ended December 31, 2006	403,595	14,053	-	417,648

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Zhuhai, People’s Republic of China, on April 17, 2007.

China Architectural Engineering, Inc.

/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer, Chief Operating Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luo Ken Yi	Chief Executive Officer, Chief Operating Officer	April 17, 2007
Luo Ken Yi	and Chairman of the Board (Principal Executive Officer)

/s/ Wang Xin	Chief Financial Officer (Principal Financial	April 17, 2007
Wang Xin	and Accounting Officer)

/s/ Tang Nianzhong	Vice General Manager and Director	April 17, 2007
Tang Nianzhong

/s/ Ye Ning	Vice General Manager and Director	April 17, 2007
Ye Ning

Exhibit Index

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

3.1
Certificate of Incorporation of China Architectural Engineering, Inc. (incorporated by reference from Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 20, 2004).

3.1(a)	Certificate of Amendment of Certificate of Incorporation dated July 8, 2005 (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed August 11, 2005)

3.2
Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 20, 2004, and incorporated herein by reference).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4. 1 of the Registrant's Registration Statement on Form SB-2 filed August 20, 2004).

4.2	Form of Escrow Agreement dated July 30, 2004 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form SB-2 filed August 20, 2004).

4.3	Form of Registration Rights Agreement dated July 23, 2004 (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-KSB filed March 30, 2005).

10.1
Form of Subscription Agreement dated October 17, 2006 (incorporated by reference to Exhibit 1.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-138603) filed February 5, 2007).

10.2	Form of Subscription Agreement dated October 2004 (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form SB-2 filed October 1, 2004).

10.3
Employment Agreement dated December 30, 2005 by and between the Registrant and Luo Ken Yi (translated to English) (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.4
Employment Agreement dated January 11, 2004 by and between the Registrant and Tang Nianzhong (translated to English) (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-138603) filed February 5, 2007).

10.5
Employment Agreement by and between the Registrant and Ye Ning (translated to English) (incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.6
Employment Agreement dated January 1, 2006 by and between the Registrant and Li Guoxing (translated to English) (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-138603) filed February 5, 2007).

10.7
Employment Agreement dated January 1, 2005 by and between the Registrant and Bai Fai (translated to English) (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-138603) filed February 5, 2007).

10.8
Employment Agreement dated December 26, 2005 by and between the Registrant and Wang Zairong (translated to English) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed (File No. 333-138603) February 5, 2007).

10.9
Employment Agreement dated December 20, 2005 by and between the Registrant and Feng Shu (translated to English) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-138603) filed February 5, 2007).

10.10
Employment Agreement dated December 26, 2006 by and between the Registrant and Wang Xin (translated to English) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-138603) filed February 5, 2007).

10.11
Office and Factory Lease Agreement dated July 13, 2005 by and between the Registrant and Zhuhai Yuping Kitchen Equipment Co., Ltd. (translated to English) (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-138603) filed February 5, 2007).

10.12
Lease Agreement by and between the Registrant and Beijing Aoxingyabo Technology Development Co., Ltd (translated to English) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-138603) filed February 5, 2007).

10.13
Property Rental Contract by and between the Registrant and Shanghai Sandi CNC equipment Ltd. Co (translated to English) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-138603) filed February 5, 2007).

16.1
Letter from AJ. Robbins, PC to the Securities and Exchange Commission dated October 18, 2006 (incorporated by reference from Exhibit 16.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004
(Stated in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Stockholders of
        China Architectural Engineering, Inc.

We have audited the accompanying consolidated balance sheets of China Architectural Engineering, Inc. as of December 31, 2006, 2005, and 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Architectural Engineering, Inc. as of December 31, 2006, 2005, and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
March 9, 2007	Certified Public Accountants

South San Francisco Head Office: 400 Oyster Point Boulevard, Suite 122 So. San Francisco, CA 94080, U.S.A. Tel: (415) 732-1288 Fax: (415) 397-9028	Shanghai Representative Office: 1266 Nan Jing West Road, 39/F., Plaza 66, Shanghai, PRC 200040 Tel: (8621) 6288-0058 Fax: (8621) 6288-0058	Hong Kong Office: Room 703, 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, H.K. Tel: (852) 2526-9262 Fax: (852) 2511-3538

Internet: http://www.swongcpa.com

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2006, 2005 AND 2004
(Stated in US Dollars)

	Note	2006	2005	2004
ASSETS
Current assets
Cash and cash equivalents		$2,115,966	$511,817	$2,988,271
Restricted cash		2,743,142	518,359	1,118,606
Contract receivables	3	7,573,913	4,300,672	2,373,783
Costs and earnings in excess of billings		22,487,792	13,557,127	5,514,924
Job disbursements advances		5,236,327	516,914	504,478
Tender and other site deposits		3,427,490	2,235,752	3,049,942
Other receivables		213,257	48,397	866
Advances to a Director				1,889,091
Inventories	5	23,108	23,389	15,023
Total current assets		$43,820,995	$21,712,427	$17,454,984

Plant and equipment, net	6	474,498	607,672	503,805
Security deposit		565,795	-	-
Land Use Rights	7	-	-	682,721
TOTAL ASSETS		$44,861,288	$22,320,099	$18,641,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loan	8	$-	$743,742	$4,838,992
Notes Payable	9	-	-	700,488
Accounts payable		15,202,029	6,365,517	2,721,503
Advances from shareholder	4	1,735	420,556	205,095
Other payables		1,091,382	16,155	4,344
Income tax payable		1,263,491	744,258	33,837
Business and other taxes payable		2,058,327	1,454,644	591,551
Customers’ deposits		1,272,312	3,879,246	4,489,722
Job disbursements payable		-	75,880	98,848
Accruals		894,329	315,547	231,813
Total current liabilities		$21,783,605	$14,015,545	$13,916,193

Long-term bank loan	10	2,564,979	-
TOTAL LIABILITIES		$24,348,584	$14,015,545	$13,916,193

See notes to consolidated financial statements

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2006, 2005, AND 2004
(Stated in US Dollars)

	Note	2006	2005	2004
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2006;
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,000,000 shares issued and outstanding at December 31, 2006, and 43,304,125 shares issued and outstanding at December 31, 2005 and 2004	11	$50,000	$43,304	$43,304
Additional paid in capital		7,106,561	-	-
Statutory reserves		1,437,223	1,403,699	1,299,156
Accumulated other comprehensive income		469,964	(51,957)	(292,312)
Retained earnings		11,448,956	6,909,508	3,675,169

		$20,512,704	$8,304,554	$4,725,317

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$44,861,288	$22,320,099	$18,641,510

See notes to consolidated financial statements

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Stated in US Dollars)

	Note	2006	2005	2004

Contract revenues earned	12	$64,031,788	$49,978,301	$28,815,687

Cost of contract revenues earned		(46,796,419)	(36,368,231)	(21,418,751)

Gross profit		$17,235,369	$13,610,070	$7,396,936

Selling and administrative expenses		(5,989,328)	(6,463,252)	(4,635,605)
Non-recurring general and administrative expenses	13	(3,805,608)	-	-

Income from operations		$7,440,433	$7,146,818	$2,761,331

Interest expenses		-	(116,750)	(260,271)
Other income	14	27,556	37,481	199,198

Income before taxation		$7,467,989	$7,067,549	$2,700,258

Income tax	15	(1,318,221)	(1,157,271)	(490,957)

Net income		$6,149,768	$5,910,278	$2,209,301

Basic net income per common share		$0.14	$0.14	$0.05
Diluted net income per common share		$0.14	$0.14	$0.05

Basic weighted average common shares outstanding		44,679,990	43,304,125	43,304,125
Diluted weighted average common shares outstanding		44,679,990	43,304,125	43,304,125

See notes to consolidated financial statements

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(Stated in US Dollars)

	Total number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total

Balance, January 1, 2004	43,304,125	$43,304	-	896,563	(295,941)	5,976,687	6,620,613
Net income						2,209,301	2,209,301
Dividend paid						(4,108,226)	(4,108,226)

Appropriations to statutory revenue reserves				402,593		(402,593)	-

Foreign currency translation adjustment					3,629		3,629

Balance, December 31, 2004	43,304,125	$43,304	-	1,299,156	(292,312)	3,675,169	4,725,317
Balance, January 1, 2005	43,304,125	$43,304	-	1,299,156	(292,312)	3,675,169	4,725,317
Net income						5,910,278	5,910,278
Dividend paid						(2,571,396)	(2,571,396)

Appropriations to statutory revenue reserves				104,543		(104,543)	-

Foreign currency translation adjustment					240,355		240,355

Balance, December 31, 2005	43,304,125	$43,304	-	1,403,699	(51,957)	6,909,508	8,304,554

Balance, January 1, 2006	43,304,125	$43,304	-	1,403,699	(51,957)	6,909,508	8,304,554
Net income						6,149,768	6,149,768
Dividend paid						(1,576,796)	(1,576,796)
Issuance of Common Stock	6,695,875	6,696					6,696

Additional paid in capital from issuance of common stock in cash			7,106,561				7,106,561

Appropriations to statutory revenue reserves				33,524		(33,524)	-

Foreign currency translation adjustment					521,921		521,921

Balance, December 31, 2006	50,000,000	$50,000	7,106,561	1,437,223	469,964	11,448,956	20,512,704

See notes to consolidated financial statements

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(Stated in US Dollars)

	2006	2005	2004
Cash flows from operating activities
Net income	$6,149,768	$5,910,278	$2,209,301
Depreciation	222,424	200,793	220,954
Profit on disposal of land use rights	-	(15,248)	-
(Increase)/decrease in inventories	281	(8,366)	(854)
Increase in receivables	(18,279,917)	(6,631,038)	(1,642,306)
Increase/(decrease) in payables	8,930,623	4,059,391	3,057,684
Net cash provided by operating activities	$(2,976,821)	$3,515,810	$3,844,779

Cash flows from investing activities
Disposals/(purchases) of land use rights	$-	$694,946	$(672,842)
Decrease/(increase) in restricted cash	(2,224,783)	600,247	(965,146)
Increase in security deposit	(565,795)	-	-
Purchases of plant and equipment	(89,250)	(304,659)	(375,958)

Net cash provided by investing activities	$(2,879,828)	$990,534	$(2,013,946)
Cash flows from financing activities
Net (repayment)/proceeds from
short-term loans	$(743,742)	$(4,795,738)	$1,814,767
Proceeds from long-term loan	2,564,979	-	-
Amount due to shareholder	(418,821)	132,570	205,095
Issuance of common stock	6,696	-	-
Increase in additional paid in capital from issuance of common stock	7,106,561	-	-
Dividends paid	(1,576,796)	(2,571,395)	(4,108,226)

Net cash used in financing activities	$6,938,877	$(7,234,563)	$(2,088,364)
Net (decrease)/increase in cash and cash
Equivalents	$1,082,228	$(2,728,219)	$(257,531)
Effect of foreign currency translation on cash and cash equivalents	521,921	251,765	33,619

Cash and cash equivalents - beginning of year	511,817	2,988,271	3,212,183

Cash and cash equivalents - end of year	$2,115,966	$511,817	$2,988,271

Other supplementary information
Interest paid	$71,656	$116,750	$232,330
Income tax paid	$798,988	$446,850	$-

See notes to consolidated financial statements

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Architectural Engineering, Inc. (the Company) formerly SRKP 1, Inc., was incorporated in the State of Delaware, United States on March 16, 2004.

On October 17, 2006, the Company underwent a reverse-merger with Full Art International Ltd. (a Hong Kong company) and its four wholly-owned subsidiaries as detailed in 2(b) Consolidation below, involving an exchange of shares whereby the Company issued an aggregate of 43,304,125 shares of common stock in exchange for all of the issued and outstanding shares of Full Art. For financial reporting purposes, this transaction is classified as a recapitalization of China Architectural Engineering, Inc. and the historical financial statements of Full Art. The accompanying audited consolidated financial statements, the share, and per share amounts were retroactively adjusted to reflect the effects of the recapitalization.

The Company, through its subsidiaries, conducts its principal business activity in the People’s Republic of China, the Middle East, and the United States as glass wall contractors, specifically specializing in the design, manufacturing, installation and maintenance of structural glass and other light structure building systems.

The Company's work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. These contracts are undertaken by the company or its wholly owned subsidiary. The lengths of the company’s contracts vary, but they are typically about two years.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements, which are compiled on the accrual basis of accounting.

(b)	Consolidation

The consolidated financial statements include the accounts of China Architectural Engineering, Inc. (the Company) and its wholly-owned subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

The Company is the 100% owner of Full Art International Ltd, which owned the four subsidiaries found in the following table for the entire reporting periods ended December 31, 2006, 2005, and 2004.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(b)	Consolidation (Cont’d)

Name of company	Place of incorporation	Attributable equity interest %

Zhuhai King Glass Engineering Co., Ltd	PRC	100
Zhuhai King General Glass Engineering Technology Co., Ltd.	PRC	100
King General Engineering (HK) Ltd.	Hong Kong	100
KGE Building System Ltd.	Hong Kong	100

(c)	Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)	Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows: -

Motor vehicle	5 years
Machinery and equipment	5 - 10 years
Furniture and office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(f)	Land use rights

Land use rights are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method.

(g)	Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting years, there was no impairment loss.

(h)	Inventories

Inventories are raw materials, which are stated at the lower of weighted average cost or market value.

(i)	Contracts receivable

Contracts receivable from performing construction of industrial and commercial buildings are based on contracted prices. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

(j)	Advances to suppliers

Advances to suppliers represent the cash paid in advance for purchasing raw materials.

(k)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC and Hong Kong. The Company does not maintain any bank accounts in the United States of America.

(l)	Restricted cash

Restricted cash represents time deposit accounts to secure notes payable and bank loans.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(m)	Revenue and cost recognition

Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of time cost incurred to date to estimated total cost for each contract.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.

Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

Total estimated gross profit on a contract, the difference between total estimated contract revenue and total estimated contract cost, are determined before the amount earned on the contract for a period can be determined.

The measurement of the extent of progress toward completion is used to determine the amount of gross profit earned to date, and that the earned revenue to date is the sum of the total cost incurred on the contract and the amount of gross profit earned.

Earned revenue, cost of earned revenue, and gross profit are determined as follows:

a.	Earned Revenue is the amount of gross profit earned on a contract for a period plus the costs incurred on the contract during the period.

b.	Cost of Earned Revenue is the cost incurred during the period, excluding the cost of materials not unique to a contract that have not been used for the contract.

c.
Gross Profit earned on a contract is computed by multiplying the total estimated gross profit on the contract by the percentage of completion. The excess of that amount over the amount of gross profit reported in prior periods is the earned gross profit that should be recognized in the income statement for the current period.

Change orders are common for the changes in specifications or design while claims are uncommon. Contract revenue and costs are adjusted to reflect change orders approved by the customer and the contractor regarding both scope and price. Recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(n)	Income taxes

The Company uses the accrual method of accounting to determine and report its taxable income and uses the flow through method to account for tax credits, which are reflected as a reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

Income tax liabilities computed according to the United States, People’s Republic of China (PRC) and Hong Kong SAR tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
Zhuhai King Glass Engineering Co. Ltd. (Zhuhai KGE) and Zhuhai King General Glass Engineering Technology Co. Ltd. are located in the City of Zhuhai and are subject to the corporation income tax rate of 33%. However, in accordance with the relevant tax laws and regulations of PRC, the Zhuhai local corporation income tax rate is 15%. Zhuzhai KGE (HK) is presently dormant, and from the time that it has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Zhuhai KGE has enjoyed this tax incentive in the previous years.

•
Full Art International Limited, King General Engineering (HK) Ltd, and KGE Building System Ltd are subject to Hong Kong profits tax rate of 17.5%. Currently, Full Art has around US$360,000 tax losses carried forward. KGE Building System has around US$33,000 tax losses carried forward. And for KGE (HK), it does not have any material tax losses.

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on graduated rates in the range of: -

	Taxable Income
Rate	Over	But not over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	0

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(n)	Income Taxes (cont’d)

The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations of its subsidiaries in China and Hong Kong. Based on the consolidated net income of 2006, the Company shall be taxed at the 34% tax rate. Please refer to Note 13 for provision of United States and PRC Income Taxes.

(o)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $151,821 and $114,731 for the years ended December 31, 2006 and 2005, respectively.

(p)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $50,117, $58,865, and $nil for the years ended December 31, 2006, 2005, and 2004, respectively.

(q)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement expense for the years ended December 31, 2006, 2005, and 2004, were $118,856, $109,941, and $85,604, respectively.

(r)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currencies of the Company are the Hong Kong Dollar (HKD) and Renminbi (RMB). The consolidated financial statements are translated into United States dollars from HKD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2006	2005	2004
Year end HKD : US$ exchange rate	7.7794	7.7535	7.7760
Average yearly HKD : US$ exchange rate	7.7690	7.7779	7.7893

	2006	2005	2004
Year end RMB : US$ exchange rate	7.8175	8.0734	8.2865
Average yearly RMB : US$ exchange rate	7.9819	8.2033	8.2872

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(s)	Statutory reserves

Surplus reserves for foreign investment enterprises are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(t)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company’s current components of other comprehensive income are the foreign currency translation adjustment.

(u)	Recent accounting pronouncements

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

The Company does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	CONTRACT RECEIVABLES

	2006	2005	2004
Contract receivables	$7,991,561	$4,704,267	$2,801,451

Less: Allowance for doubtful accounts	(417,648)	(403,595)	(427,668)

Net	$7,573,913	$4,300,672	$2,373,783

4.	ADVANCES FROM SHAREHOLDER

All advances from shareholder are unsecured, interest free, and without fixed repayment terms. Advances from/to employee are related to for business traveling and sundry purchasing.

5.	INVENTORIES

	2006	2005	2004
Raw materials	$23,108	$23,389	$15,023

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of December 31:

	2006	2005	2004
At cost
Motor vehicle	$453,917	$453,281	$442,042
Machinery and equipment	1,417,256	1,326,559	1,227,552
Furniture and office
Equipment	669,480	605,297	410,914
	$2,540,653	$2,385,137	$2,080,478
Less:Accumulated depreciation
Motor vehicle	$401,862	$338,663	$250,279
Machinery and equipment	1,190,795	1,141,698	1,130,467
Furniture and office
Equipment	473,498	297,104	195,927
	$2,066,155	$1,777,465	$1,576,673
	$474,498	$607,672	$503,805

Depreciation expenses included in the selling and administrative expenses for the years ended 2006, 2005 and 2004 were $222,424, $159,641 and $144,305, respectively.

7. LAND USE RIGHTS

	2005	2005	2004
Cost of land use rights	$-	$-	$696,654
Less: Accumulated amortization	-	-	(13,933)
Land use rights, net	$-	$-	$682,721

Amortization expenses included in selling and administrative expenses for the years ended 2006, 2005, and 2004 were nil, nil, and $13,948, respectively.

The entire land use right was disposed of during the year ended December 31, 2005. Gain in disposal, included in other income for the year ended December 31, 2005 amounted to $15,248.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	SHORT-TERM BANK LOANS

	2006	2005	2004
Loan from China Ever Bright Bank, interest rate at
5.04% per annum
Due February 27, 2004	$-	$-	$-
Due May 21, 2005	-	-	3,629,244
	$-	$-	$3,629,244
Loan from Industrial Bank Co., Ltd, interest rate at 6.7860%, 6.1065%, and 5.8410% respectively per annum
Due August 12, 2004	$-	$-	$-
Due August 20, 2005	-	-	1,209,748
Due June 6, 2006	-	743,742	-
	$-	$743,742	$1,209,748
	$-	$743,742	$4,838,992

All of the short-term bank loans due in 2006 and in 2005 were paid on their due dates. Interest expense was nil, $116,750 and $260,271 in 2006, 2005, and 2004, respectively. The principal amounts of the short-term bank loans are paid at the due dates.

9.	NOTES PAYABLE

	2006	2005	2004
Notes to China Everbright Bank,
Due March 13, 2005	$-	$-	$195,929
Due March 20, 2005	-	-	96,779
Due March 24, 2005	-	-	48,390
Due March 29, 2005	-	-	224,276
Due June 13, 2005	-	-	96,780
Due June 16, 2005	-	-	38,334
	$-	$-	$700,488

All of the notes due in 2005 were paid on their due date.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	LONG-TERM BANK LOAN

	2006	2005	2004
Line of Credit from Bank of East Asia Ltd. at an interest rate at 5.508% subject to variation every 6 months (RMB 20,000,000)
Due October 25, 2011	$2,564,979	$-	$-

The Company obtained a line of credit facility up to a maximum of RMB 20,000,000, which does not need to renew until October 25, 2011.

Interest expense was $ 18,678 for 2006.

11.	COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

As a result of the reverse-merger on October 17, 2006 involving an exchange of shares between China Architectural Engineering, Inc. and its subsidiaries led by Full Art International Limited as well as issuance of shares to entities involved in the deal, total capitalization of the Company by common stock and related additional paid-in capital at December 31, 2006 is depicted in the following table: -

	December 31, 2006				December 31, 2005 & 2004
Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings	Common Stock Capital	% of Equity Holdings
KGE Group Ltd.	43,304,125	43,304	-	86.61%	43,304	100.00%
Investor Relations Firm	100,000	100	159,900	0.20%
First Alliance Financial Group	2,000,000	2,000	3,198,000	4.00%
Former CAEI shareholders	2,275,000	2,275	-	4.55%
Various private investors	2,320,875	2,321	3,711,079	4.64%
Conversion of original capital from Full Art International, Ltd. to additional paid-in capital			37,582
	50,000,000	50,000	$7,106,561	100.00%	43,304	100.00%

On March 12, 2007, the Company filed a registration statement with the SEC to register 300,000 shares of Common Stock at a price between US$3.00 and US$4.00 per share.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	CONTRACT REVENUES EARNED

	2006	2005	2004

Billed	$41,906,743	$37,825,662	$26,408,726
Unbilled	22,125,045	12,152,639	2,406,961

	$64,031,788	$49,978,301	$28,815,687

The unbilled contract revenue earned represents those revenue that should be recognized according to the percentage of completion method for accounting for construction contract because the Company is entitled to receive payment from the customers for the amount of work that has been rendered to and completed for that customer according to the terms and progress being made as stipulated under that contract between the Company and that customer. As an industrial practice, there are certain procedures that needs to be performed, such as project account finalization, by both the customer and the Company before the final billing is issued; however this does not affect the Company’s recognition of revenue and respective cost according to the terms of the contract with the consistent application of the percentage-of-completion method.

13.	NON-RECURRING GENERAL AND ADMINISTRATIVE EXPENSE

These expenses are related to the following service providers that rendered valuable services to the Company in consummating the reverse-merger plan: -

(1)	First Alliance Financial Group for financing services by issuance of 2,000,000 shares at $1.60 per share	$3,200,000
(2)	Brokers to sell 2,320,875 shares to investors by private placement at $ 1.60 per share, compensated by cash	445,608
(3)	Investors Relations Firm for investor relationship services by issuance of 100,000 shares at $ 1.60 per share	160,000
		$3,805,608

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	OTHER INCOME

	2006	2005	2004
Net exchange gains	2,209	1,501	-
Interest income	25,347	20,732	63,108
Profit on disposal of land use rights	-	15,248	-

Tax refund from reinvestment of earnings in a subsidiary	-	-	136,090
	$27,556	$37,481	$199,198

15.	INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the year ended December 31, 2006 and 2005:

	2006	2005	2004
Income before tax	$7,467,989	$7,067,549	$2,700,258
Tax at the domestic income tax rate	$2,464,436	$2,332,291	$891,085
Effect of government grants	(1,146,215)	(1,175,020)	(400,128)
Current income tax expense for PRC	$1,318,221	$1,157,271	$490,957
Hong Kong income tax provision	-	-	-
U.S. income tax provision	-	-	-
	$1,318,221	$1,157,271	$490,957

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	COMMITMENTS

The Company leases certain administrative and production facilities from third parties. Accordingly, for the year ended December 31, 2006, 2005 and 2004, the Company incurred rental expenses of $385,386, $411,468, and $399,053 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows:

Commitments Due	2006	2005	2004

Less than 1 year	$282,795	$384,985	$243,860
Between 1 and 3 years	300,026	2,406,586	53,571

Greater than 3 years	-	72,527	-
	$582,821	$2,864,098	$297,431

17.  RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

The advances to/(from) Luo Yi, the director for the years ended December 31, 2006, 2005, and 2004 were nil, nil, and $1,889,091, respectively.

The advances from KGE Group Limited, the holding company for the years ended December 31, 2006, 2005, and 2004 were $1,735, $420,556, $205,095 respectively.

All of the above amounts due with a director and the holding company are unsecured, interest free, and have no fixed repayment terms.