Form 10-Q
period 2007-03-31
China Architectural Engineering, Inc.
filed 2007-05-15
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 50,000,000 shares outstanding of registrant’s common stock, par value $.001 per share, as of May 1, 2007.

CHINA ARCHITECTURAL ENGINEERING, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of China Architectural Engineering, Inc. included in the Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 17, 2007.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2007 AND 2006
(Stated in US Dollars) (Unaudited)

	Notes	2007	2006
ASSETS
Current assets
Cash and cash equivalents		$2,568,389	$991,623
Restricted cash		2,316,371	518,359
Contract receivables, net	3	32,799,623	12,762,766
Costs and earnings in excess of billings		11,565,506	10,640,224
Job disbursements advances		6,296,999	1,111,406
Tender and other site deposits		1,739,547	2,111,336
Other receivables		2,035,073	2,722,546
Inventories	5	205,691	28,059
Total current assets		$59,527,199	$30,886,319

Plant and equipment, net	6	699,867	429,217
Security deposit		200,894	254,125

TOTAL ASSETS		$60,427,960	$31,569,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loan	8	$34,254	$560,036
Accounts payable		18,954,049	12,732,814
Amount due to shareholder	13	716,839	2,533,404
Other payables		4,296,552	2,026,701
Income tax payable		1,338,975	1,079,992
Business and other taxes payable		2,885,700	1,289,133
Customers’ deposits		6,942,282	1,292,348
Accruals		283,870	232,982

Total current liabilities		$35,452,521	$21,747,410

Long term liabilities bank loan	8	2,735,135	-

TOTAL LIABILITIES		$38,187,656	$21,747,410

See notes to consolidated financial statements and accountant's report.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2007 AND 2006
(Stated in US Dollars) (Unaudited)

	Notes	2007	2006

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding at
March 31, 2007 and 2006
Common stock, $0.001 par value, 100,000,000 shares
authorized, 50,000,000 shares issued and outstanding
at March 31, 2007; 43,304,125 shares issued and
outstanding at March 31, 2006	9	$50,000	$43,304
Additional paid in capital	9	7,106,561	-
Statutory reserves		1,449,655	1,449,655
Accumulated other comprehensive
income		501,945	(4,158)

Retained earnings		13,132,143	8,333,450

		$22,240,304	$9,822,251

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$60,427,960	$31,569,661

See notes to consolidated financial statements and accountant's report.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars) (Unaudited)

	Notes	2007	2006

Contract revenues earned	11	$14,430,092	$12,719,021

Cost of contract revenues earned		(11,532,607)	(10,087,113)

Gross profit		$2,897,485	$2,631,908

Selling expenses		(206,213)	(106,660)
Administrative and general expenses		(668,162)	(739,492)

Income from operations		$2,023,110	1,785,756

Interest expenses		(4,080)	(12,030)
Interest income		3,637	2,253

Income before taxation		$2,022,667	$1,775,978

Income tax	12	(327,048)	(306,080)

Net income		$1,695,619	$1,469,898

Basic net income per common share		$0.03	$0.03
Diluted net income per common share		$0.03	$0.03

Basic weighted average common shares outstanding		50,000,000	43,304,125
Diluted weighted average common shares outstanding		50,000,000	43,304,125

See notes to consolidated financial statements and accountant's report.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars) (Unaudited)

					Accumulated
	Total		Additional		other
	number of	Common	paid in	Statutory	comprehensive	Retained
	shares	stock	capital	Reserves	income	earnings	Total

Balance, January 1, 2006	43,304,125	$43,304	-	1,403,699	(51,957)	6,909,508	8,304,554
Net income						1,469,898	1,469,898
Appropriations to statutory
revenue reserves				45,956		(45,956)	-
Foreign currency translation
adjustment					47,799		47,799

Balance, March 31, 2006	43,304,125	$43,304	-	1,449,655	(4,158)	8,333,450	9,822,251

Balance, January 1, 2007	50,000,000	$50,000	7,106,561	1,437,223	469,964	11,448,956	20,512,704
Net income						1,695,619	1,772,960
Appropriations to statutory							-
revenue reserves				12,432		(12,432)	-
Foreign currency translation							-
adjustment					31,981		31,981

Balance, March 31, 2007	50,000,000	$50,000	7,106,561	1,449,655	501,945	13,132,143	22,240,304

See notes to consolidated financial statements and accountant's report.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars) (Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$1,695,619	$1,469,898
Depreciation	47,599	46,529
(Increase)/decrease in inventories	(182,583)	(4,670)
Increase in receivables	(15,497,969)	(8,689,416)
Increase/(decrease) in payables	12,919,558	5,802,723

Net cash used in operating activities	$(1,017,776)	$(1,374,936)

Cash flows from investing activities:
Disposals(purchases) of land use rights	$-	$694,946
Decrease/(increase) in restricted cash	426,771	-
Decrease (Increase) in security deposit	364,901	(254,125)
Purchases of plant and equipment	(272,968)	(563,020)

Net cash provided by (used in) investing activities	$518,704	$(122,199)

Cash flows from financing activities:
Repayment of long-term loan	$(5,496)	$(183,706)
Proceeds from long-term loan	191,192	-
Amount due to shareholder	715,104	2,112,848

Net cash provided by (used in) financing activities	$900,800	$1,929,142

Net (decrease)/increase in cash and cash equivalents	$401,728	$432,007
Effect of foreign currency translation on cash and cash equivalents	50,695	47,799
Cash and cash equivalents - beginning of year	2,115,966	511,817

Cash and cash equivalents - end of year	$2,568,389	$991,623

Other supplementary information:
Interest paid	$4,080	$12,030
Income tax paid	$251,564	$306,080

See notes to consolidated financial statements and accountant’s report.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars) (Unaudited)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

China Architectural Engineering, Inc. (the Company) formerly SKRP 1, Inc., was incorporated in the States of Delaware, United States on March 16, 2004.

On October 17, 2006, the Company underwent a reverse-merger with Full Art International Ltd. (a Hong Kong company) and its four wholly-owned subsidiaries as detailed in 2(b) Consolidation below, involving an exchange of shares whereby the Company issued an aggregate of 43,304,125 shares of common stock in exchange for all of the issued and outstanding shares of Full Art. For financial reporting purposes, this transaction is classified as a recapitalization of China Architectural Engineering, Inc. and the historical financial statements of Full Art. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization.

The Company through its subsidiaries conducts its principal activity as glass wall contractors, specifically specializing in the design, manufacturing, installation and maintenance of structural glass and other light structure building systems, throughout China, the Middle East and the United States.

The company's work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. These contracts are undertaken by the company or its wholly owned subsidiary. The length of the company's contracts varies but is typically about one to two years.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Group maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Group conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements, which are compiled on the accrual basis of accounting.

(b)	Consolidation

The consolidated financial statements include the accounts of China Architectural Engineering, Inc. (the Company) and its five subsidiaries constituting the group. Significant inter-company transactions have been eliminated in consolidation.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The Company owned the five subsidiaries since its reverse-merger on October 17, 2006. As of March 31, 2007, detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity interest %

Full Art International Ltd	Hong Kong	100

Zhuhai King Glass Engineering Co., Ltd	PRC	100

Zhuhai King General Glass Engineering Technology Co., Ltd	PRC	100

King General Engineering (HK) Ltd	Hong Kong	100

KGE Building System Ltd	Hong Kong	100

For retrospective financial reporting purposes, the constituents of the group are the same as of March 31, 2006.

(c)	Use of estimates

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

The Group’s operations are mainly conducted in the PRC, although there are also operations in the Middle East and the United States. Accordingly, the Group’s business, financial condition and results of operations in the PRC may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Group’s major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and the Middle East. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

Motor vehicle	5 years
Machinery and equipment	5-10 years
Furniture and office equipment	5 years

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

(g)	Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting periods, there was no impairment loss.

(h)	Inventories

Inventories are raw materials which are stated at the lower of weighted average cost or market value.

(i)	Contracts receivable

Contracts receivable from performing construction of industrial and commercial buildings are based on contracted prices. The company provides an allowance for doubtful debts which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(j)	Advances to suppliers

Advances to suppliers represent the cash paid in advance for purchasing raw materials.

(k)	Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts only in the PRC and Hong Kong. The Group does not maintain any bank accounts in the United States of America.

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

The measurement of the extent of progress toward completion is used to determine the amount of gross profit earned to date and that the earned revenue to date is the sum of the total cost incurred on the contract and the amount of gross profit earned.

Earned revenue, cost of earned revenue, and gross profit are determined as follows: -

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

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

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

In respect of the Company’s subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
Zhuhai King Glass Engineering Co., Ltd and Zhuhai King General Glass Engineering Technology Co., Ltd are located in the city of Zhuhai PRC, and are subject to the corporation income tax rate of 33%. However, in accordance with the relevant tax laws and regulations of PRC, the Zhuhai local corporation income tax rate is 15%. Zhuhai KGE (HK) is presently dormant, and from the time that it has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Zhuhai KGE has enjoyed this tax incentive in the previous years.

•
Full Art International Limited, King General Engineering (HK) Ltd, and KGE Building System Ltd are subject to Hong Kong profits tax rate of 17.5%. Currently, Full Art has around US$370,000 tax losses carried forward. KGE Building System has around US$33,000 tax losses carried forward. And for KGE (HK), it does not have any material tax losses.

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

The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations of its subsidiaries in China and Hong Kong. Based on the consolidated net income for the three months ended March 31, 2007, the Company shall be taxed at the 34% tax rate. The Group’s net income for the three months ended March 31, 2006, being prior to become a U.S. Company before the reverse-merger on October 17, 2006, is not subject to U.S. tax. Please refer to Note 12 for provision of United States and PRC Income Taxes.

(o)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were nil and $16,131 for the periods ended March 31, 2007 and 2006 respectively.

(p)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were nil and $23 for the periods ended March 31, 2007 and 2006 respectively.

(q)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(r)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currencies of the Group companies are the Hong Kong Dollar (HKD) and Renminbi (RMB). The consolidated financial statements are translated into United States dollars from HKD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31, 2007	March 31, 2006
Year end HKD : US$ exchange rate	7.8140	7.7606
Average yearly HKD : US$ exchange rate	7.8085	7.7583

	March 31, 2007	March 31, 2006
Year end RMB : US$ exchange rate	7.7409	8.0352
Average yearly RMB : US$ exchange rate	7.7714	8.0558

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(s)	Surplus reserves

Surplus reserves for foreign investment enterprises are referring o the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(t)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Group’s current components of other comprehensive income are the foreign currency translation adjustment.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.  CONTRACT RECEIVABLES

	2007	2006

Contract receivables	$33,182,934	$13,099,164
Less: Allowance for doubtful accounts	(383,311)	(336,398)

Net	$32,799,623	$12,762,766

	2007	2006

Allowance for doubtful accounts at January 1, 2007 and 2006	$417,648	$403,595
Reclassification to allowance for other receivable	(47,247)	(68,811)
Foreign exchange adjustments	12,910	1,614

Balances at March 31, 2007 and 2006	$383,311	$336,398

4.  ADVANCES FROM/TO DIRECTOR/EMPLOYEE

All the advances from/to with director/employee are unsecured, interest free, and have no fixed repayment terms. Advances from/to employee are related to business traveling and material purchasing.

5.  INVENTORIES

	2007	2006

Raw materials	$205,691	$28,059

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.  PLANT AND EQUIPMENT
Plant and equipment consist of the following as of March 31: -

	2007	2006
At cost
Motor vehicle	$452,632	$455,093
Machinery and equipment	1,392,018	1,299,305
Furniture and office
Equipment	713,140	507,130
Building	274,627	0

	$2,832,417	$2,261,528

Less: Accumulated depreciation
Motor vehicle	$410,590	$357,244
Machinery and equipment
Furniture and office	1,217,368	1,159,174
Equipment	504,592	315,893
Building	0	0

	$2,132,550	$1,832,311

	$699,867	$429,217

Depreciation expenses included in the selling and administrative expenses for the periods ended March 31, 2007 and 2006 were 47,599 and 46,529, respectively.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7. SHORT-TERM BANK LOAN
	2007	2006
Loan from Industrial Bank Co., Ltd at an interest rate of 6.786% (RMB 6,000,000) due June 6, 2006.	$-	$560,036
Interest expense was $11,788 for 2006.

8. LONG-TERM BANK LOANS
I. Line of credit from Bank of East Asia Ltd. at an interest rate at 5.508% subject to variation every 6 months (RMB 20,000,000) due October 25, 2011.	$2,583,679	$-

II. Secured loan from Bank of East Asia Ltd with a condominium as collateral at an interest rate of 5.832% (RMB 1,480,000) due November 4, 2011 (refer to Note 8(a) below)	$185,710	$-

Less: current portion	(34,254)
	$151,456	$-

	$2,735,135	$-

The Company obtained a line of credit facility up to a maximum of RMB 20,000,000, which does not need to renew until October 25, 2011.

Interest expense was $1,838 for 2007.

8(a). NOTES PAYABLE
2007
Notes due to Bank of East Asia Ltd at March 31,
2008	$34,254
2009	36,341
2010	38,481
2011	40,786
2012	35,848

Please refer to Note (8) above	$185,710

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

As a result of the reverse-merger on October 17, 2006 involving an exchange of shares between China Architectural Engineering, Inc. and its subsidiaries led by Full Art International Limited as well as issuance of shares to entities involved in the deal as fully described in the Company’s Form S-1/A (to Form SB-2) filed with SEC, total capitalization of the Company by common stock and related additional paid-in capital at March 31, 2007 and 2006 is depicted in the following table:

	March 31, 2007				March 31, 2006
Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings	Common Stock Capital	% of Equity Holdings

KGE Group Ltd.	43,304,125	43,304	-	86.61%	43,304	100.00%
Investor Relations Firm	100,000	100	159,900	0.20%
First Alliance Financial Group	2,000,000	2,000	3,198,000	4.00%
Former CAEI shareholders	2,275,000	2,275	-	4.55%
Various private investors	2,320,875	2,321	3,711,079	4.64%
Conversion of original capital
from Full Art International
to additional paid in capital	________	______	37,582	_______	_______	_______

	50,000,000	50,000	$7,106,561	100.00%	43,304	100.00%

The Company currently expects to have a Public Offering of 300,000 shares of Common Stock at a price of $3.00 and $4.00 per share after the Company has obtained the required clearances from the Securities and Exchange Commission.

10.	SHARE WARRANT

Upon the closing of the share exchange on October 17, 2006, the Company issued 100,000 shares of common stock and a five-year warrant to purchase 232,088 shares of common stock at a per share exercise price of $1.60 for an investor relations services firm (the “IR Securities”).

As of March 31, 2007, the 232,088 shares have not been exercised.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	CONTRACT REVENUES EARNED
	2007	2006

Billed	$2,874,165	$2,303,033
Unbilled	11,555,927	10,415,988

	$14,430,092	$12,719,021

The unbilled contract revenue earned represents those revenue that should be recognized according to the percentage of completion method for accounting for construction contract because the Group is entitled to receive payment from the customers for the amount of work that has been rendered to and completed for that customer according to the terms and progress being made as stipulated under that contract between the Group and that customer. As an industrial practice, there are certain procedures that need to be performed, such as project account finalization, by both the customer and the Group before the final billing is issued; however this does not affect the Group’s recognition of revenue and respective cost according to the terms of the contract with the consistent application of the percentage-of-completion method.

12.	INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the periods ended March 31, 2007 and 2006: -

	2007	2006

Income before tax	$2,022,667	$1,775,978

Tax at the domestic income tax rate	$667,480	$586,073
Effect of government grants	(340,432)	(279,993)

Current income tax expense	$327,048	$306,080

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	COMMITMENTS

The Company leases certain administrative and production facilities from third parties. Accordingly, for the periods ended March 31, 2007 and 2006, the Group incurred rental expenses of $96,562 and $96,347, respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the years ended March 31,
2008	$152,580
2009	165,350
2010	91,514
2011	30,997

$440,441

14.	RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the periods were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

The advances from the shareholder at March 31, 2007 and 2006 were $716,839 and $2,533,404, respectively.

15.	SUBSEQUENT EVENT

On April 12, 2007, the Company completed a financing transaction pursuant to which it issued $10,000,000 Variable Rate Convertible Bonds that will be due in 2012 (the “Bonds”). The Bonds bear interest at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the Bonds. Each Bond is convertible at the option of the holder at any time after April 12, 2008 into shares of the Company’s common stock. If on or before April 12, 2008 certain conditions are not met, holders of the Bonds can require the Company to redeem the Bonds at 106.09% of the principal amount. In addition, at any time after April 12, 2010, holders of the Bonds can require the Company to redeem the Bonds at 126.51% of the principal amount. The Company is required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012. The Company also issued 800,000 warrants on April 12, 2007 to purchase an aggregate of 800,000 shares of the Company’s common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant.

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

April 2007 Issuance of Bonds and Warrants

On April 12, 2007, we completed a financing transaction with ABN AMRO Bank N.V. (the “Subscriber”) issuing (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Warrants”).

The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated April 12, 2007 between us and The Bank of New York, London Branch (the “Trust Deed”). The Bonds are also subject to a paying and conversion agency agreement dated April 12, 2007 between us, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Trust Deed include, among other thing, the following terms:

•	Interest Rate. The Bonds bear interest from April 12, 2007 at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

•
Conversion. Each Bond is convertible at the option of the holder at any time after April 12, 2008 up to March 28, 2012, into shares of our common stock at an initial conversion price equal to the price per share at which shares are sold in our proposed initial public offering of common stock on the American Stock Exchange (“AMEX”) with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds, reset after April 12, 2009, to a price not less than 70% of the initial conversion price.

•
Mandatory Redemptions. If on or before April 12, 2008, either (i) our common stock (including the shares of common stock issuable upon conversion of the Bonds and exercise of the Warrants) are not listed on AMEX or (ii) the Bonds, Warrants, and shares underlying the Bonds and Warrants are not registered with the Securities and Exchange Commission (the “SEC”), then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount. In addition, at any time after April 12, 2010, holders of the Bonds can require us to redeem the Bonds at 126.51% of the principal amount. We are required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012.

On April 12, 2007, we entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Warrants from us (the “Warrant Instrument”). The Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among us, The Bank of New York and The Bank of New York, London Branch dated April 12, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Warrants vested on April 12, 2007 and will terminate on April 12, 2010. We have agreed to list the Warrants on AMEX, or any alternative stock exchange by April 12, 2008. In addition, we have agreed to register the shares of common stock underlying the Warrants on a registration statement with the SEC on or prior to October 12, 2008 and will keep such registration statement effective until 30 days after the Warrants terminate.

On April 12, 2007 we also entered into a registration rights agreement with the Subscriber pursuant to which we agreed to include the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants in a pre-effective amendment to a registration statement that we have on file with the SEC. We intend to have the registration statement cover the resale of the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants.

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

Concentrations and Credit Risks -For the years ended December 31, 2006, 2005, and 2004, and for the three months ended March 31, 2007, substantially all of our sales were to companies located in the PRC and all of our assets were located in the PRC. Our operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the Chinese government has pursued economic reform policies in the past, we cannot assure you that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China’s political, economic and social conditions. We can give no assurance that the Chinese government’s pursuit of economic reforms will be consistent or effective.

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

Contract Receivable - Contract receivable represents billings to customers on the percentage of work completed and recognized to date based on contract price. An allowance is provided for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We record an allowance for doubtful collections for our outstanding contract receivable at the end of the period in accordance with generally accepted accounting principles in the Untied States, and we consider that allowance to be reasonable at March 31, 2007.

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

Retirement Benefits- We make monthly contributions to various employee retirement benefit plans organized by provincial governments in the PRC in accordance with rates prescribed by them. The provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of our company. Contributions to these plans are charged to expense as incurred. The retirement expense for the years ended December 31, 2006, and 2005,and for the three months ended March 31, 2007 were $118,856, $109,941, and $24,153 respectively.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2007 and 2006 in U.S. dollars:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except share amounts and earnings per share)

Contract revenues earned	$14,430	$12,719

Cost of contract revenues earned	$(11,533)	$(10,087)

Gross profit	$2,897	$2, 632

Selling expenses	$(206)	$(107)

General and administrative expenses	$(668)	$(739)

Income from operations	$2,023	$1,786

Interest expenses, net	$(4)	$(12)

Interest income	4	2

Other income	--	--

Income before taxes	$2,023	$1,776

Income tax	$(327)	$(306)

Net income	$1,696	$1,470

Basic and diluted net income per common share	$0.03	$0.03
Basic and diluted dividend paid per common share	--	--

Basic weighted average common shares outstanding	50,000,000	43,304,125
Diluted weighted average common shares outstanding	50,000,000	43,304,125

Three Months Ended March 31, 2007 and 2006

Contract revenues earned for the three months ended March 31, 2007 were $14.4 million, an increase of $1.7 million, or 13.5%, from the contract revenues earned of $12.7 million for the three months ended March 31, 2006. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the three months ended March 31, 2007. In addition, we also experienced a general increase in the amount of revenue generated per project in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Cost of contract revenues earned for the three months ended March 31, 2007 was $11.5 million, an increase of $1.5 million, or 14.3%, from $10 million for the three months ended March 31, 2006. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the three months ended March 31, 2007. Gross profit for the three months ended March 31, 2007 was $2.9 million, an increase of $0.3 million, or 10.1%, from $2.6 million for the three months ended March 31, 2006. Our gross margin for the three months ended March 31, 2007 was 20.1% as compared with 20.7% for the three months ended March 31, 2006.

Selling expenses were $206,213 for the three months ended March 31, 2007, an increase of approximately $99,553, or 93.3%, from $106,660 for the three months ended March 31, 2006. The increase resulted primarily from costs associated with entering bids for new contracts, as well as increases in promotion expense.

General and administrative expenses for the three months ended March 31, 2007 were $668,162 as compared to $739,492 for the three months ended March 31, 2006. The decrease of $71,330 was primarily due to the internal controls on operating expenses during the three months ended March 31, 2007 including stricter control on staff costs, entertainment expenses, and traveling expenses.

Income tax was $327,048 for the three months ended March 31, 2007, an effective tax rate of 16.2%, compared with $306.080 taxes for the three months ended March 31, 2006, an effective tax rate of 17.2%. The slight decrease is due to the different amounts of income being recognized in the PRC and Hong Kong under different tax rates on corporate profits derived from subsidiaries in each location.

Net income for the three months ended March 31, 2007 was $1.7 million, an increase of $0.2 million, or 15.4%, from $1.5 million for the comparable period in 2006.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $2,568,389. Prior to October 17, 2006, we have historically financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers.

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

In October 2006, we opened a line of credit facility with the Zhuhai branch of Bank of East Asia for up to a maximum of $2,564,979, which is RMB 20,000,000. We established and borrowed the full amount available under the line of credit to replace a 2005 short term loan from another bank that was expiring. Interest expense on this line of credit was $18,678 for the year ended December 31, 2006 and $2,279 for the quarter ended March 31, 2007. The credit facility is in effect and does not require renewal until October 2011. In order to facilitate the extension of the credit facility to us by the Zhuhai branch of Bank of East Asia, we agreed to deposit the same amount on fixed deposit terms into the Hong Kong branch of Bank of East Asia.

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

On April 12, 2007, we completed a financing transaction with ABN AMRO Bank N.V. (the “Subscriber”) issuing (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Warrants”).

The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated April 12, 2007 between us and The Bank of New York, London Branch (the “Trust Deed”). The Bonds are also subject to a paying and conversion agency agreement dated April 12, 2007 between us, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Trust Deed include, among other thing, the following terms:

•	Interest Rate. The Bonds bear interest from April 12, 2007 at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

•
Conversion. Each Bond is convertible at the option of the holder at any time after April 12, 2008 up to March 28, 2012, into shares of our common stock at an initial conversion price equal to the price per share at which shares are sold in our proposed initial public offering of common stock on the American Stock Exchange (“AMEX”) with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds, reset after April 12, 2009, to a price not less than 70% of the initial conversion price.

•
Mandatory Redemptions. If on or before April 12, 2008, either (i) our common stock (including the shares of common stock issuable upon conversion of the Bonds and exercise of the Warrants) are not listed on AMEX or (ii) the Bonds, Warrants, and shares underlying the Bonds and Warrants are not registered with the Securities and Exchange Commission (the “SEC”), then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount. In addition, at any time after April 12, 2010, holders of the Bonds can require us to redeem the Bonds at 126.51% of the principal amount. We are required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012.

On April 12, 2007, we entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Warrants from us (the “Warrant Instrument”). The Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among us, The Bank of New York and The Bank of New York, London Branch dated April 12, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Warrants vested on April 12, 2007 and will terminate on April 12, 2010. We have agreed to list the Warrants on AMEX, or any alternative stock exchange by April 12, 2008. In addition, we have agreed to register the shares of common stock underlying the Warrants on a registration statement with the SEC on or prior to October 12, 2008 and will keep such registration statement effective until 30 days after the Warrants terminate.

On April 12, 2007 we also entered into a registration rights agreement with the Subscriber pursuant to which we agreed to include the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants in a pre-effective amendment to a registration statement that we have on file with the SEC. We intend to have the registration statement cover the resale of the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants.

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

Net cash used in operating activities for the three months ended March 31, 2007 was $1.0 million, as compared to $1.4 million used by operating activities in the same period in 2006. Receivables increased by $6.8 million from $8.7 million in March 31, 2006 to $15.5 million in March 2007 as a result of increased revenues generated by new projects. However, payables increased in the same period by $7.1 million during the same period because of increased costs associated with revenue generation and because of improved control over payments to suppliers.

Net cash provided by investing activities was $518,704 for the three months ended March 31, 2007, as compared to net cash used by investing activities of $122,199 for the three months ended March 31, 2006. In 2006, there was a disposal of $0.7 million of land use rights, but there was no corresponding change in 2007. Security deposits decreased by $0.4 million in 2007 compared with an increase of $0.25 million in 2006 as a result of working on more and larger projects. Restricted cash also decreased by $0.43 million. Purchases of plant and equipment went down from $0.56 million in 2006 to $0.27 million in 2007.

Net cash provided by financing activities was $900,800 for the three months ended March 31, 2007 compared to cash provided by financing activities of $1.9 million for the three months ended March 31, 2006. The primary reason for the increase was that in 2006, there was $2.1 million due to a shareholder, while there was no such corresponding amount due in 2007.

As of March 31, 2007, contracts receivables were $32.8 million, an increase of $20 million or 156%, over contracts receivables of $12.8 million as of March 31, 2006. The increase in contracts receivable reflected an increase in contract revenue earned. In addition, the increase in contracts receivable reflects not only the increase in sales but also the long collection period because the collection period typically runs from three months to one year before we receive full payment for our services and products. Since we require an average of one to two months to receive products we order from the date of our order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We are currently involved in three lawsuits in which we are suing other parties for overdue payments. The total amount involved is $1,292,520. We obtained judgment in our favor on one of the lawsuits and anticipate full payment on all of the overdue amounts in the near future.

At March 31, 2007, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. During 2007, we intend to expend approximately $65 to $70 million to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective would be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

The following table describes our contractual commitments and obligations as of December 31, 2006:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$582,821	$282,795	$150,013	$150,013	$ --

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

We do not anticipate that the adoption of the above standards will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2007, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006.

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

May 15, 2007	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer, Chief Operating Officer and Chairman of the Board