Form 10-Q
period 2007-06-30
China Architectural Engineering, Inc.
filed 2007-09-04
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 50,000,000 shares outstanding of registrant’s common stock, par value $.001 per share, as of August 15, 2007.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents		$6,008,770	$2,115,966
Restricted cash		2,588,490	2,743,142
Contract receivables, net	3	11,253,935	7,573,913
Costs and earnings in excess of billings		33,054,759	22,487,792
Job disbursements advances		2,278,619	5,236,327
Tender and other site deposits		2,789,358	3,427,490
Other receivables		424,907	213,257
Inventories	5	23,464	23,108
Total current assets		58,411,003	$43,820,995

Plant and equipment, net	6	889,176	474,498
Security deposit		485,349	565,795

TOTAL ASSETS		$59,796,827	$44,861,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loan	8	$35,285	$-
Accounts payable		11,612,278	15,202,029
Amount due to shareholder	4	-	1,735
Other payables		3,331,928	1,091,382
Income tax payable		1,537,749	1,263,491
Business and other taxes payable		3,312,634	2,058,327
Customers’ deposits		256,787	1,272,312
Accruals		256,054	894,329

Total current liabilities	7	20,342,715	21,783,605

Long term liabilities bank loan	7	2,741,501	2,564,979
Convertible bond payable, net	8	5,544,064	-

TOTAL LIABILITIES		$28,628,280	$24,348,584

See notes to consolidated financial statements and accountant's report

	Notes	June 30, 2007 (unaudited)	December 31, 2006

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding at
June 30, 2007 and 2006

Common stock, $0.001 par value, 100,000,000 shares
authorized, 50,000,000 shares issued and outstanding
at June 30, 2007 and December 31, 2006	8	$50,000	$50,000

Additional paid in capital	8	11,710,602	7,074,701

Statutory reserves		1,520,634	1,437,223

Accumulated other comprehensive
income		515,787	469,964

Retained earnings		17,371,524	11,480,816

		31,168,547	20,512,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$59,796,827	$44,861,288

See notes to consolidated financial statements and accountant’s report

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars) (Unaudited)

		Three months ended		Six months ended
		June 30,		June 30,
		2007	2006	2007	2006
	Note
Contract revenues earned	11	$19,453,645	$14,423,972	$33,883,737	$27,142,993

Cost of contract revenues earned		(11,961,163)	(9,102,350)	(23,493,770)	(19,189,463)

Gross profit		7,492,482	5,321,622	10,389,967	7,953,530

Selling expenses		(173,758)	(342,284)	(379,971)	(448,944)
Administrative and general expenses		(1,515,938)	(1,023,394)	(2,184,100)	(1,762,886)

Income from operations		5,802,786	3,955,944	7,825,896	5,741,700

Interest expenses		(572,379)	(8,846)	(576,459)	(20,876)
Interest income		-	-	3,637	2,253

Income before taxation		5,230,407	3,947,098	7,253,074	5,723,076

Income tax	12	(937,630)	(550,623)	(1,264,678)	(856,703)
Equity loss and minority interests		(14,277)	-	(14,277)	-

Net income		$4,278,500	$3,396,475	$5,974,119	$4,866,373

Basic net income per common share		$0.09	$0.08	$0.12	$0.11
Diluted net income per common share		$0.08	$0.08	$0.12	$0.11

Basic weighted average common shares outstanding		50,000,000	43,304,125	50,000,000	43,304,125
Diluted weighted average common shares outstanding		50,826,000	43,304,125	50,476,098	43,304,125

See notes to consolidated financial statements and accountant’s report

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND SIX MONTHS ENDED JUNE 30, 2007
(Stated in US Dollars)

					Accumulated
	Total		Additional		other
	number of	Common	paid in	Statutory	comprehensive	Retained
	shares	Stock	capital	reserves	income	earnings	Total

Balance, January 1, 2006	43,304,125	$43,304	$-	$1,403,699	$(51,957)	$6,903,786	$8,298,832

Net income						6,149,768	6,149,768

Dividend paid						(1,576,796)	(1,576,796)

Issuance of Common Stock (Note 9)	6,695,875	6,696					6,696

Additional paid in capital from issuance of common stock in cash, to third party for services, and from conversion of original capital from Full Art (Note 9)			7,106,561				7,106,561
Adjustment of Additional Paid in Capital to Retained Earnings in connection with Share Exchange			(37,572)			37,582	-
Increase to Additional Paid in Capital from Reverse Acquisition Transaction reflecting Cash held by SRKP 1, Inc.			5,722				5,722

Appropriations to statutory revenue reserves				33,524		(33,524)	-

Foreign currency translation adjustment					521,921		521,921

Balance, December 31, 2006	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$20,512,704

Balance, January 1, 2007	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$20,512,704

Net income						5,974,119	5,974,119
Additional paid in capital - stock warrants & conversion feature (Note 8)			4,635,901				4,635,901

Appropriations to statutory revenue reserves				83,411		(83,411)	-

Foreign currency translation adjustment					45,823		45,823

Balance, June 30, 2007	50,000,000	$50,000	$11,710,602	$1,520,634	$515,787	$17,371,524	$31,168,547

See notes to consolidated financial statements and accountant’s report

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net income	$4,278,500	$3,396,475	$5,974,119	$4,866,373
Depreciation	51,751	38,972	99,350	85,501
Amortization on bond discount	479,965	-	479,965	-
Minority interests	(11,299)	-	(11,299)	-
(Increase)/decrease in inventories	182,227	(3,275)	(356)	(7,945)
Increase in receivables	4,646,469	(5,092,990)	(10,851,500)	(13,782,406)
Increase/(decrease) in payables	(14,393,998)	1,989,745	(1,474,440)	7,792,468

Net cash used in operating activities	(4,766,385)	328,927	(5,784,161)	(1,046,009)

Cash flows from investing activities
Disposals(purchases) of land use rights	-	-	-	803,886
Decrease/(increase) in restricted cash	(272,119)	-	154,652	-
Decrease (Increase) in security deposit	(284,455)	(311,670)	80,446	(565,795)
Purchases of plant and equipment	(241,060)	(324,796)	(514,028)	(887,816)

Net cash provided by (used in) investing activities	(797,634)	(636,466)	(278,930)	(649,725)

Cash flows from financing activities
Repayment of long-term loan	(34,735)	(560,036)	35,285	(743,742)
Proceeds from long-term loan	-	-	176,522	-
Amount due to shareholder	(716,839)	825,921	(1,735)	2,938,769
Issuance of convertible bond and warrants	9,700,000	-	9,700,000	-

Net cash provided by (used in) financing activities	8,948,426	265,885	9,910,072	2,195,027

Net (decrease)/increase in cash and cash equivalents	3,384,407	(41,654)	3,846,981	499,293
Effect of foreign currency translation on cash
and cash equivalents	55,974	6,671	45,823	(54,470)
Cash and cash equivalents - beginning of year	2,568,389	991,623	2,115,966	511,817

Cash and cash equivalents - end of year	$6,008,770	$956,640	$6,008,770	$956,640
Other supplementary information
Interest paid	$52,691	$8,050	$56,771	$20,080
Income tax paid	$508,606	$98,130	$760,170	$404,210

See notes to consolidated financial statements and accountant’s report

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

China Architectural Engineering, Inc. (“CAEI” or the “Company”) formerly SKRP 1 Inc., was incorporated in the State of Delaware, United State on March 16, 2004.

On October 17, 2006, the Company underwent a reverse-merger with Full Art International Ltd. (a Hong Kong company) and its four wholly-owned subsidiaries as detailed in 2. (b) Consolidation below, involving an exchange of shares whereby the Company issued an aggregate of 43,304,125 shares of common stock in exchange for all of the issued and outstanding shares of Full Art. CAEI was the accounting acquiree. For financial reporting purposes, this transaction is classified as a recapitalization of China Architectural Engineering, Inc. and the historical financial statements of Full Art. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization.

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

The consolidated financial statements include the accounts of China Architectural Engineering, Inc. (the Company) and its six subsidiaries constituting the group. Inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

        The Company owned the six subsidiaries since its reverse-merger on October 17, 2006. As of June 30, 2007, detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity interest %

Full Art International Ltd	Hong Kong	100

Zhuhai King Glass Engineering Co., Ltd	PRC	100

Zhuhai King General Glass Engineering Technology Co., Ltd	PRC	100

King General Engineering (HK) Ltd	Hong Kong	100

KGE Building System Ltd	Hong Kong	100

KGE Australia Pty Ltd	Australia	55

For retrospective financial reporting purposes, the constituents of the group are the same as of June 30, 2006.

(c)	Use of estimates

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

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Motor vehicle	5 years
Machinery and equipment	5 - 10 years
Furniture and office equipment	5 years
Building	20 years

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

(l)	Restricted cash

Restricted cash represents time deposit accounts to secure notes payable and bank loans.

(m)	Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 2,857,143 dilutive shares on an “as converted” basis for the Convertible Bond were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2007 since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
Earnings per share - basic
Net income	$4,278,500	50,000,000	$.09	$3,396,475	43,304,125	$.08
Effect of dilutive securities
Convertible Bond		_			-	-
Warrants	-	826.000		-	-	-

Earnings per share - diluted	$4,278,500	50,826,000	$.08	$3,396,475	43,304,125	$.08

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

	Six Months Ended June 30,
	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share - basic
Net income	$5,974,119	50,000,000	$0.12	$4,866,373	43,304,125	$0.11
Effect of dilutive securities
Convertible Bond	-	-		-	-	-
Warrants	-	476,098.		-	-	-

Earnings per share - diluted	$5,974,119	50,476,098	$0.12	$4,866,373	43,304,125	$0.11

(n)	Revenue and cost recognition

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

(o)	Income taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Company also adopted FIN 48, Accounting for Uncertainty in Tax Positions.

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

In respect of the Company’s subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
Zhuhai King Glass Engineering Co., Ltd and Zhuhai King General Glass Engineering Technology Co., Ltd are located in the city of Zhuhai PRC, and are subject to the corporation income tax rate of 33%. However, in accordance with the relevant tax laws and regulations of PRC, the Zhuhai local corporation income tax rate is 15%. Zhuhai KGE is presently dormant, and from the time that it has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Zhuhai KGE has enjoyed this tax incentive in the previous years.

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

The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations of its subsidiaries in China and Hong Kong. Based on the consolidated net income for the three months ended June 30, 2007, the Company shall be taxed at the 34% tax rate. The Group’s net income for the three months ended March 31, 2006, being prior to become a U.S. Company before the reverse-merger on October 17, 2006, is not subject to U.S. tax. Please refer to Note 12 for provision of United States and PRC Income Taxes.

(p)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $83,630 and $21,512 for the periods ended June 30, 2007 and 2006, respectively.

(q)	Research and development

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $259,692 and $223,610 for the three months ended June 30, 2007 and 2006, respectively.

(r)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The contributions were $46,910 and $30,968 for the three months ended June 30, 2007 and 2006, respectively.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(s)	Foreign currency translation

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

	June 30, 2007	June 30, 2006
Year end HKD : US$ exchange rate	7.8172	7.7680
Average yearly HKD : US$ exchange rate	7.8172	7.7585

	June 30, 2007	June 30, 2006
Year end RMB : US$ exchange rate	7.6248	8.0065
Average yearly RMB : US$ exchange rate	7.6891	8.0229

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(t)	Statutory reserves

Statutory reserves for foreign investment enterprises are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(u)	Comprehensive income

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(v)	Recent accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115” (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. CONTRACT RECEIVABLES

	Three months ended June 30, 2007	Year ended December 31, 2006

Contract receivables	$11,460,847	$7,991,561
Less: Allowance for doubtful accounts	(206,912)	(417,648)

Net	$11,253,935	$7,573,913

	Three months ended June 30, 2007	Year ended December 31, 2006

Allowance for doubtful accounts at January 1, 2007 and 2006	$383,311	$403,595
Less: Reduction in allowance for doubtful accounts	(182,236)	-
Foreign exchange adjustments	5,837	14,053

Balances	$206,912	$417,648

4. ADVANCES FROM/TO DIRECTOR/EMPLOYEE

All the advances from/to with director/employee are unsecured, interest free, and have no fixed repayment terms. Advances from/to employee are related to business traveling and material purchasing.

5. INVENTORIES

	June 30, 2007	December 31, 2006

Raw materials	$23,464	$23,108

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6. PLANT AND EQUIPMENT
Plant and equipment consist of the following as of: -

	June 30, 2007	December 31, 2006
At cost
Motor vehicle	$493,466	$453,917
Machinery and equipment	1,531,080	1,417,256
Furniture, software and office
equipment	801,335	669,480
Building	278,809	-

	$3,104,690	$2,540,653

Less: Accumulated depreciation
Motor vehicle	$1,298,667	$401,862
Machinery and equipment	305,955	1,190,795
Furniture , software and office
equipment	607,755	473,498
Building	3,137	-

	$2,215,514	$2,066,155

	$889,176	$474,498

Depreciation expenses included in the selling and administrative expenses for the three-month periods ended June 30, 2007 and 2006 were $51,751 and $38,972, respectively.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7. LONG-TERM BANK LOANS

	June 30, 2007	December 31, 2006

Line of credit from Bank of East Asia Ltd. at an interest rate at 5.508% subject to variation every 6 months (June 30, 2007 RMB 19,800,000; December 31, 2006: RMB 20,000,000)
Due October 25, 2011	$2,596,789	$2,564,979

Secured loan from Bank of East Asia Ltd with a condominium as collateral;
Interest rate at 5.832% (RMB 1,480,000)
Due November 4, 2011 (refer to Note 7(a) below)	$179,997	$-
Less: current portion	(35,285)	-
	$144,712	$-

	$2,741,501	$2,564,979

The Company obtained a line of credit facility as reflected above up to a maximum of RMB 20,000,000, which does not need to renew until October 25, 2011.

Interest expenses were $52,691 and $8,050 for the three months ended June 30, 2007 and 2006, respectively.

7(a). NOTES PAYABLE
2007
Notes to Bank of East Asia Ltd. at June 30,
2008	$35,285
2009	37,399
2010	39,639
2011	42,014
2012	25,660

Please refer to Note (7) above	$179,997

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8. CONVERTIBLE BONDS AND BOND WARRANTS

On April 12, 2007, the Company completed a financing transaction with ABN AMRO Bank N.V. (the “Subscriber”) issuing (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Warrants”).

The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated April 12, 2007, as amended, between us and The Bank of New York, London Branch (the “Trust Deed”). The Bonds are also subject to a paying and conversion agency agreement dated April 12, 2007 between us, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Trust Deed include, among other thing, the following terms:

•	Interest Rate. The Bonds bear cash interest from April 12, 2007 at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

•
Conversion. Each Bond is convertible at the option of the holder at any time on a date that is 365 days after the date that our securities are traded on the American Stock Exchange (“AMEX’) through March 28, 2012, into shares of our common stock at an initial conversion price equal to the price per share at which shares are sold in our proposed initial public offering of common stock on the American Stock Exchange (“AMEX”) with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

•
Mandatory Redemptions. If on or before April 12, 2008, either (i) our common stock (including the shares of common stock issuable upon conversion of the Bonds and exercise of the Warrants) are not listed on AMEX or (ii) the Bonds, Warrants, and shares underlying the Bonds and Warrants are not registered with the Securities and Exchange Commission (the “SEC”), then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount. In addition, at any time after April 12, 2010, holders of the Bonds can require us to redeem the Bonds at 126.51% of the principal amount. The Company are required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8. CONVERTIBLE BONDS AND BOND WARRANTS (CONT’D)

On April 12, 2007, the Company entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Warrants from us (the “Warrant Instrument”). The Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among us, The Bank of New York and The Bank of New York, London Branch dated April 12, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Warrants vested on April 12, 2007 and will terminate on April 12, 2010. The Bond Warrants are exercisable at a per share exercise price of $0.01. The Company has agreed to list the Warrants on AMEX, or any alternative stock exchange by April 12, 2008. In addition, the Company has agreed to register the shares of common stock underlying the Warrants on a registration statement with the SEC on or prior to October 12, 2008 and will keep such registration statement effective until 30 days after the Warrants terminate. Subsequently, the Company verbally agreed with the Subscriber not to include the Subscriber’s securities in this registration statement and to register them in a separate registration statement to be filed after the effective date of this registration statement.

On April 12, 2007 the Company also entered into a registration rights agreement with the Subscriber pursuant to which the Company agreed to include the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants in a pre-effective amendment to a registration statement that the Company have on file with the SEC.

At April 12, 2007, the date of issuance, the Company determined the fair value of the Bonds to be $9,700,000. The warrants and the beneficial conversion feature were $2,167,950 and $2,467,951 respectively, which were determined under the Black-Scholes valuation method. They are included under stockholders’ equity as additional paid in capital - stock warrants and additional paid in capital - beneficial conversion feature respectively in accordance with guidance of APB 14 and EITF No. 98-5. Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the interest method of 5 years.

As addressed in an earlier paragraph under Mandatory Redemptions, the Company will redeem each bond at 150.87% of its principal amount on April 4, 2012 (the maturity date). On the basis of this commitment, the Company has determined the total redemption premium to be $5,087,100, which is an addition to the original face value of the Bonds of $10,000,000. This redemption premium is to be amortized to interest expense over the term of the Bonds by the interest method. Interest expense on the accretion of redemption premium for the period from April 12, 2007 to June 30, 2007 amounted to $131,666 as disclosed in the following schedule of Convertible Bonds Payable.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8. CONVERTIBLE BONDS AND BOND WARRANTS (CONT’D)

Because of the fact that the $10,000,000 Variable Rate Convertible Bonds contain three separate securities and yet merged into one package, the bond security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Bonds	$10,000,000
(2)	Bond Discount	300,000
(3)	Warrants	2,167,950
(4)	Beneficial Conversion Feature	2,467,951

The above items (2), (3), and (4) are to be amortized to interest expense over the term of the Bonds by the effective interest method as disclosed in the table below.

The Convertible Bonds Payable, net consists of the following: -

June 30, 2007

Convertible Bonds Payable	$10,000,000
Less: Interest discount - Warrants	(2,167,950)
Less: Interest discount - Beneficial conversion feature	(2,467,951)
Less: Bond discount	(300,000)
Accretion of interest discount - Warrant	95,149
Accretion of interest discount - Beneficial conversion feature	108,317
Amortization of bond discount to interest expense	13,167
6% Interest Payable	131,666
Accretion of redemption premium	131,666

Net	$5,544,064

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9. COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

As a result of the reverse-merger on October 17, 2006 involving an exchange of shares between China Architectural Engineering, Inc. and its subsidiaries led by Full Art International Limited as well as issuance of shares to entities involved in the deal as fully described in the Company’s Form S-1/A (to Form SB-2) filed with SEC, total capitalization of the Company by common stock and related additional paid-in capital at June 30, 2007 and December 31, 2006 are depicted in the following table: -

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
KGE Group Ltd.	43,304,125	43,304	-	86.61%
Investor Relations Firm	100,000	100	159,900	0.20%
First Alliance Financial Group	2,000,000	2,000	3,198,000	4.00%
Former CAEI shareholders	2,275,000	2,275	-	4.55%
Various private investors	2,320,875	2,321	3,711,079	4.64%
Increase to Additional Paid-in Capital from Reverse Acquisition Transaction reflecting Cash held by SRKP 1, Inc.			5,722
Stock Warrants			2,167,950
Beneficiary Conversion Feature	________	______	2,467,951	_______
	50,000,000	50,000	$11,716,602	100.00%

10. SHARE WARRANT

Upon the closing of the share exchange on October 17, 2006, the Company issued 100,000 shares of common stock and a five-year warrant to purchase 232,088 shares of common stock at a per share exercise price of $1.60 for an investor relations services firm (the “IR Securities”).

As of June 30, 2007, the 232,088 shares have not been exercised.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11. CONTRACT REVENUES EARNED

The contract revenues earned for the three-month periods ended June 30, 2007 and 2006 consist of the following:

	2007	2006

Billed	$10,677,301	$4,788,485
Unbilled	8,776,344	9,635,487

	$19,453,645	$14,423,972

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

12. INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the three months ended June 30, 2007 and 2006: -

	2007	2006

Income before tax	$5,230,407	$3,947,098

Tax at the domestic income tax rate	$1,726,034	$1,302,542
Effect of government grants	(788,404)	(751,919)

Current income tax expense	$937,630	$550,623

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13. COMMITMENTS

The Company leases certain administrative and production facilities from third parties. Accordingly, for the three months ended June 30, 2007 and 2006, the Group incurred rental expenses of $182,507 and $75,604 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the years ended June 30,
2008	$276,195
2009	113,730
2010	89,553
2011	7,867

$487,345

14. RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the periods were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms: -

The advances from the shareholder at June 30, 2007 and 2006 were $0.00 and $1,735.00, respectively.

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

Our work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. The length of our contracts varies but they typically have a duration of approximately two years. Approximately 90% of our sales are from fixed price contracts, including one percent that are modified by incentive and penalty provisions. The remaining 10% of our sales are originated from are cost-plus-fee contracts. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under fixed-price contracts modified by incentive and penalty provisions, we are paid a fixed price that may be increased or decreased based on incentive and provisions in our contracts.

April 2007 Issuance of Bonds and Warrants

On April 12, 2007, we completed a financing transaction with ABN AMRO Bank N.V. (the “Subscriber”) issuing (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Bond Warrants”).

The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated April 12, 2007 between us and The Bank of New York, London Branch, as amended on August 29, 2007 (the “Trust Deed”). The Bonds are also subject to a paying and conversion agency agreement dated April 12, 2007 between us, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Trust Deed include, among other thing, the following terms:

•	Interest Rate. The Bonds bear cash interest from April 12, 2007 at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

•
Conversion. Each Bond is convertible at the option of the holder at any time at on and after a date that is 365 days after the date that the Company’s securities commerce trading on the American Stock Exchange (“AMEX’) through March 28, 2012, into shares of our common stock at an initial conversion price equal to the price per share at which shares are sold in our proposed initial public offering of common stock on AMEX with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If the average of the closing price of the shares for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012 (each a "Reset Date") is lower than the conversion price on the relevant Reset Date, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted pursuant to the above to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events) except in certain circumstances.

•
Mandatory Redemptions. If on or before April 12, 2008, either (i) our common stock (including the shares of common stock issuable upon conversion of the Bonds and exercise of the Bond Warrants) are not listed on AMEX or (ii) the Bonds, Bond Warrants, and shares underlying the Bonds and Bond Warrants are not registered with the Securities and Exchange Commission (the “SEC”), then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount. In addition, at any time after April 12, 2010, holders of the Bonds can require us to redeem the Bonds at 126.51% of the principal amount. We are required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012.

On April 12, 2007, we entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Bond Warrants from us (the “Warrant Instrument”). The Bond Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among us, The Bank of New York and The Bank of New York, London Branch dated April 12, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Bond Warrants become exercisable on October 12, 2008 and terminate on April 12, 2010. The Bond Warrants are exercisable at a per share exercise price of $0.01. We have agreed to list the shares of common stock underlying the Bond Warrants on AMEX, or any alternative stock exchange by April 12, 2008. In addition, we have agreed to register the shares of common stock underlying the Bond Warrants on a registration statement with the SEC on or prior to October 12, 2008 and will keep such registration statement effective until 30 days after the Bond Warrants terminate. Subsequently, we verbally agreed with the Subscriber not to include its securities in this registration statement and to register them in a separate registration statement to be filed after the effective date of this registration statement.

On April 12, 2007 we also entered into a registration rights agreement with the Subscriber pursuant to which we agreed to include the Bonds, the Bond Warrants, and the shares of common stock underlying the Bonds and Bond Warrants in a pre-effective amendment to the registration statement on file with the Securities and Exchange Commission.

The terms of Bonds include conversion features allowing the holders to convert the Bonds into shares of our common stock. Certain of those conversion features that allow for the reduction in conversion price upon the occurrence of stated events constitute a “beneficial conversion feature” for accounting purposes. In addition, we may be required to repurchase the Bonds at the request of the holders if certain events occur or do not occur, as set forth in the Bond trust deed. Upon the occurrence of any of the events that trigger a mandatory redemption, as described above, and we are requested by the holders to repurchase all or a portion of the Bonds, we will be required to pay cash to redeem all or a portion of the Bonds.

The accounting treatment related to the beneficial conversion and mandatory redemption features of the Bonds and the value of the Bond Warrants will have an adverse impact on our results of operations for the term of the Bonds. The application of Generally Accepted Accounting Principles required us to allocate $2,467,951 to the beneficial conversion feature of the Bonds and $2,167,950 to the Bonds Warrants, which have been reflected in our financial statements as an interest discount. Also, we have determined that the total redemption premium associated with the mandatory redemption feature of the Bonds is $5,087,100. All of the aforementioned amounts associated with the beneficial conversion and mandatory redemption feature of the Bonds and the value of the Bond Warrants are being amortized as additional interest expense over the term of the Bonds. This accounting will result in an increase in interest expense in all reporting periods during the term of the Bonds, and, as a result, reduce our net income accordingly.

In addition, if we are required to redeem all or any portion of the Bonds, this may have a material adverse effect on our liquidity and cash resources, and may impair our ability to continue to operate. If we are required to repurchase all or a portion of the Bonds and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price.

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

Economic and Political Risks - For the six months ended June 30, 2007 and 2006 and the years ended December 31, 2006, 2005 and 2004, substantially all of our sales were to companies located in the PRC and all of our assets were located in the PRC. Our operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the Chinese government has pursued economic reform policies in the past, we cannot assure you that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China’s political, economic and social conditions. We can give no assurance that the Chinese government’s pursuit of economic reforms will be consistent or effective.

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

Contract Receivable - Contract receivable represents billings to customers on the percentage of work completed and recognized to date based on contract price. An allowance is provided for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We record an allowance for doubtful collections for our outstanding contract receivable at the end of the period in accordance with generally accepted accounting principles in the Untied States, and we consider that allowance to be reasonable at June 30, 2007.

Results of Operations

The following table sets forth our statements of operations for the three and six months ended June 30, 2007 and 2006 in U.S. dollars:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except share and per share amounts)

Contract revenues earned	$19,454	$14,424	$33,884	$27,143

Cost of contract revenues earned	(11,961)	(9,102)	(23,494)	(19,189)

Gross profit	$7,492	$5,322	$10,390	$7,954

Selling, general and administrative expenses	(1,689)	(1,366)	(2,564)	(2,212)

Income from operations	$5,803	$3,956	$7,826	$5,742

Interest expenses, net	(572)	(9)	(576)	(21)

Interest Income	-	-	4	2

Income before taxes	$5,230	$3,947	$7,253	$5,723

Income tax	(938)	(551)	(1,265)	(857)

Equity loss and minority interests	(14)	-	(14)	-

Net income	$4,279	$3,396	$5,974	$4,866

Basic and diluted net income per common share	$0.09	$0.08	$0.12	$0.11
Basic and diluted dividend paid per common share	$0.09	$0.08	$0.12	$0.11
Basic weighted average common shares outstanding	50,000,000	43,304,125	50,000,000	43,304,125
Diluted weighted average common shares outstanding	50,826,000	43,304,125	50,476,098	43,304,125

Three Months Ended June 30, 2007 and 2006

Contract revenues earned for the three months ended June 30, 2007 were $19.4 million, an increase of $5.0 million, or 34.9%, from the contract revenues earned of $14.4 million for the comparable period in 2006. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the three months ended June 30, 2007. In addition, we also experienced a general increase in the amount of revenue generated per project for the three months ended June 30, 2007 as compared to the same period in 2006.

Cost of contract revenues earned for the three months ended June 30, 2007 was $12.0 million, an increase of $2.9 million, or 31.4%, from $9.1 million for the comparable period in 2006. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the three months ended June 30, 2007.

Gross profit for the three months ended June 30, 2007 was $7.5 million, an increase of $2.2 million, or 40.79%, from $5.3 million for the comparable period of 2006. Our gross margin for the three months ended June 30, 2007 was 38.51% as compared with 36.89% for the three months ended June 30, 2006. The increase was primarily a result of increased prices for our services and products.

Selling, general and administrative expenses were approximately $1.7 million for the three months ended June 30, 2007, an increase of approximately $0.3 million, or 23.72%, from $1.4 million for the comparable period in 2006. Selling expenses were $0.2 million for the three months ended June 30, 2007, a decrease of approximately $0.1 million, or 33.3%, from $0.3 million for the three months ended June 30, 2006. The decrease was primarily due to the implementation of internal controls on operating expenses during the three months ended June 30, 2007, including stricter control on entertainment expenses and traveling expenses. General and administrative expenses for the three months ended June 30, 2007 were $1.5 million as compared to $1.0 million for the three months ended June 30, 2006. The increase was due to the increase of staff costs due to growth in operations and the increase of research and development during the three months ended June 30, 2007.

Interest expenses were approximately $572,000 for the three months ended June 30, 2007, an increase of approximately $563,000, or 6,379.48%, from $9,000 for the comparable period in 2006. The increase was due to our issuance of $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) at a discount and 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock during the three months ended June 30, 2007,which incurred accretion of interest discount for warrants ,beneficial conversion feature and redemption premium, and amortization on bond discount.

Income tax was approximately $938,000 for the three months ended June 30, 2007, an effective tax rate of 17.9%, compared with $551,000 taxes for the same period of 2006, an effective tax rate of 14.0%. The primary reason for the increase was due to the increase in income before taxes and the different amounts of income being recognized in the PRC and Hong Kong under different tax rates on corporate profits derived from subsidiaries in each location. Through two of our subsidiaries, Zhuhai King Glass Engineering Co., Ltd and Zhuhai King General Glass Engineering Technology Co., Ltd, we are generally subject to a PRC income tax rate of 33%; however, in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is currently 15%. In addition, we and two of our subsidiaries are subject to a Hong Kong profits tax rate of 17.5%. We expect our effective tax rates to increase in future periods as a result of new tax laws passed in China.

Net income for the three months ended June 30, 2007 was $4.3 million, an increase of $0.9 million, or 25.97%, from $3.4 million for the comparable period in 2006.

Six Months Ended June 30, 2007 and 2006

Contract revenues earned for six months ended June 30, 2007 were $33.9 million, an increase of $6.7 million, or 24.8%, from the contract revenues earned of $27.1 million for the comparable period in 2006. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the six months ended June 30, 2007. In addition, we also experienced a general increase in the amount of revenue generated per project for the six months ended June 30, 2007 as compared to the same period in 2006.

Cost of contract revenues earned for the six months ended June 30, 2007 was $23.5 million, an increase of $4.3 million, or 22.4%, from $19.2 million for the comparable period in 2006. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the six months ended June 30, 2007. Gross profit for the six months ended June 30, 2007 was $10.4 million, an increase of $2.4 million, or 30.6%, from $8.0 million for the comparable period of 2006. Our gross margin for the six months ended June 30, 2007 was 30.7% as compared with 29.3% for the six months ended June 30, 2006. The increase was primarily a result of increased prices for our services and products.

Selling, general and administrative expenses were $2.6 million for the six months ended June 30, 2007, an increase of approximately $0.4 million, or 15.9%, from $2.2 million for the comparable period in 2006. Selling expenses were $0.38 million for the six months ended June 30, 2007, a decrease of approximately $0.07 million, or 15.6%, from $0.45 million for the six months ended June 30, 2006. The decrease was primarily due to the implementation of internal controls on operating expenses during the six months ended June 30, 2007, including stricter control on entertainment expenses and traveling expenses. General and administrative expenses for the six months ended June 30, 2007 were $2.2 million as compared to $1.8 million for the six months ended June 30, 2006. The increase was due to the increase of staff costs due to growth in operations and the increase of research and development during the three months ended June 30, 2007.

Interest expenses was approximately $576,000 for the six months ended June 30, 2007, an increase of approximately $556,000, or 2,661.35%, from $21,000 for the comparable period in 2006. The increase was due to our issuance of $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) at a discount and 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock during the three months ended June 30, 2007, which incurred accretion of interest discount for warrants, beneficial conversion feature and redemption premium, and amortization on bond discount.

Income tax was $1.3 million for the six months ended June 30, 2007, an effective tax rate of 17.4%, compared with $0.9 million for the six months ended June 30, of 2006, an effective tax rate of 15.0%. The primary reason for the increase was due to the increase in income before taxes and the different amounts of income being recognized in the PRC and Hong Kong under different tax rates on corporate profits derived from subsidiaries in each location. Through two of our subsidiaries, Zhuhai King Glass Engineering Co., Ltd and Zhuhai King General Glass Engineering Technology Co., Ltd, we are generally subject to a PRC income tax rate of 33%; however, in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is currently 15%. In addition, we and two of our subsidiaries are subject to a Hong Kong profits tax rate of 17.5%. We expect our effective tax rates to increase in future periods as a result of new tax laws passed in China.

Net income for the six months ended June 30, 2007 was $6.0 million, an increase of $1.1 million, or 22.8%, from $4.9 million for the comparable period in 2006.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $6,008,770. Prior to October 17, 2006, we have historically financed our business operations through short-term bank loans and cash provided by operations.

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

We lease certain administrative and production facilities from third parties. Accordingly, for the six months ended June 30, 2007 and 2006, we incurred rental expenses of approximately $183,000 and $76,000, respectively.

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

On April 12, 2007, we completed a financing transaction pursuant to which we issued $10,000,000 Variable Rate Convertible Bonds that will be due in 2012 (the “Bonds”). The Bonds bear cash interest at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the Bonds. Each Bond is convertible at the option of the holder at any time on a date that is 365 days after the date that our shares of common stock commence trading on the American Stock Exchange (“AMEX’) at an initial conversion price equal to the price per share at which shares are sold in our proposed initial public offering on AMEX with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

If on or before April 12, 2008, (i) our common stock is not listed on AMEX or (ii) the Bonds, Bond Warrants, and shares underlying the Bonds and Bond Warrants are not registered with the SEC, then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount. In addition, at any time after April 12, 2010, holders of the Bonds can require us to redeem the Bonds at 126.51% of the principal amount. We are required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012. If we are required to repurchase all or a portion of the Bonds and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price. We also issued 800,000 warrants on April 12, 2007 to purchase an aggregate of 800,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant.

Net cash used in operating activities for the six months ended June 30, 2007 was $5.8 million, as compared to $1.1 million used in the same period in 2006. The change is primarily the result of an increase in receivables due to a relatively long collection period typical of the architecture industry in China and a decrease in payables for the six months ended June 30, 2007.

Net cash used in investing activities was approximately $279,000 for the six months ended June 30, 2007 compared to approximately $650,000 provided for the six month ended June 30, 2006. The decrease was a result of a decrease in purchases of plant and equipment and a decrease in security deposits during the six month ended June 30, 2007 as compared to the comparable period in 2006.

Net cash provided by financing activities was $9.9 million for the six months ended June 30, 2007 compared to $2.2 million used for the six months ended June 30, 2006. The increase was primarily due to the receipt of $9.7 million for the issuance of convertible bonds and warrants for the six months ended June 30, 2007.

As of June 30, 2007, contracts receivables were $11.3 million, an increase of $3.7 million, or 32.71%, over contracts receivables of $7.6 million as of December 31, 2006. The increase in contracts receivable reflected an increase in contract revenue earned. In addition, because the collection period typically runs from three months to one year, the increase in contracts receivable reflects not only the increase in sales but also the long collection period. Since we require an average of one to two months to receive products we order from the date of our order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We are currently involved in three lawsuits in which we are suing other parties for overdue payments. The total amount involved is $1,292,520. We obtained judgment in our favor on one of the lawsuits and anticipate full payment on all of the overdue amounts in the near future.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2007,the FASB issued SFAS No.159,”The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of SFAS 115”(SFAS No.159),which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No.159 on our consolidated financial statements.

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

Country Risk

A substantial portion of our business, assets and operations are located and conducted in China. While China’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2007, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

ITEM 1A. RISK FACTORS

Other than the risk factors stated below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for our proposed offering and the listing and trading of our common stock on the American Stock Exchange could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties for our proposed offering.

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

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, CSRC and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Specifically, this regulation, among other things, has some provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

Our PRC counsel, Guangdong Seagull Law Firm, has advised us that because we completed our restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our Common Stock on the American Stock Exchange does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our proposed offering, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our proposed offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt our proposed offering before settlement and delivery of the Common Stock offered hereby. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our Common Stock.

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

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Although we have not made any equity compensation grants under our 2007 Equity Incentive Plan, which was adopted by our board of directors and approved by our shareholders in July 2007, future participants of our equity incentive plan or any other equity compensation plan we may adopt who are PRC citizens may be required to register with SAFE. We have officers, directors, and employees that are eligible to receive grants under our equity incentive plan who are also PRC citizens. If it is determined that any of our equity incentive plan is subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our business operations may be adversely affected.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register a total of 2,320,875 shares of common stock issued in an equity financing that was conducted in connection with the Share Exchange that closed on October 17, 2006. The investors in the Private Placement also entered into a lock-up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be traded on the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares are automatically released from the lock up on every 30 days pro rata over a nine month period beginning with the date that is one month from the date that trading commences. We also agreed to register the IR Securities, which consists of 100,000 shares of our common stock and common stock underlying a five-year warrant to purchase 232,088 shares, in the registration statement filed in connection with the Private Placement.

We also agreed to register all of the 2,275,000 shares of common stock held by our shareholders who were shareholders immediately prior to the Share Exchange. Because we issued shares to these shareholders that were issued shares while we were a “blank check” shell company with no operations, these shareholders are considered to be promoters or affiliates. It should be noted that these shares may not be sold by these promoters or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act, regardless of technical compliance with the rule. Any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, these promoters or affiliates, or their transferees, can only resell their shares through a registration statement filed under the Securities Act. Of the 2,275,000 shares held by our shareholders prior to the Share Exchange, we agreed to register 1,312,675 shares in the registration statement filed in connection with the Private Placement and the remaining 962,325 shares in a subsequent registration statement that we originally agreed to file by May 23, 2007; however, we have verbally agreed with the WestPark affiliates and FirstAlliance to register their shares after the effective date of this registration statement. We also agreed to register 2,000,000 shares that were issued to FirstAlliance Financial Group, Inc. in the registration statement that we intend to file to register the shares held by the affiliates of WestPark. We also agreed to register the Bonds, the Bond Warrants, and the shares of common stock that may be issued upon the conversion of the Bonds and exercise of the Bond Warrants that we issued in a financing transaction in April 2007, 4,761,905 shares of common stock may be acquired upon conversion of the Bonds, subject to adjustment, and 800,000 may be acquired upon exercise of the Bond Warrants, subject to adjustment. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

Subject to lock up agreements entered into with WestPark Capital, Inc. pursuant to which the former stockholder of Full Art and its designees agreed not to sell their shares for a period of 12 months from the date of our proposed public offering, the former stockholder of Full Art and its designees may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the closing of the Share Exchange, 1% of our issued and outstanding shares of common stock was approximately 500,000 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

We recently completed a placement of convertible bonds that included a beneficial conversion feature and are mandatorily redeemable and 800,000 warrants exercisable at $0.01 per share. The features of the bonds and the value of the warrants will have the effect of reducing our reported operating results during the term of the bonds.

In April 2007, we issued $10,000,000 Variable Rate Convertible Bonds due in 2012, or the Bonds. The terms of Bonds include conversion features allowing the holders to convert the Bonds into shares of our common stock. Certain of those conversion features that allow for the reduction in conversion price upon the occurrence of stated events constitute a “beneficial conversion feature” for accounting purposes. In addition, we may be required to repurchase the Bonds at the request of the holders if certain events occur or do not occur, as set forth in the Bond trust deed. If our common stock ceases to be listed on AMEX or there is a change of control of the company as defined in the Bond Trust Deed, each holder will have the right to require us to redeem all or part of that holder’s Bonds. If on or before April 12, 2008, the Bonds, Bond Warrants, and shares underlying the Bonds and Bond Warrants are not registered with the SEC, then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount. In addition, at any time after April 12, 2010, holders of the Bonds can require us to redeem the Bonds at 126.51% of the principal amount and we are required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012. If a triggering event occurs and we are requested by the holders to repurchase all or a portion of the Bonds, we will be required to pay cash to redeem all or a portion of the Bonds. Finally, in connection with the issuance of the Bonds, we issued the holder of the Bonds the Bond Warrants exercisable at a per share exercise price of $0.01.

The accounting treatment related to the beneficial conversion and mandatory redemption features of the Bonds and the value of the Bond Warrants will have an adverse impact on our results of operations for the term of the Bonds. The application of Generally Accepted Accounting Principles required us to allocate $2,467,951 to the beneficial conversion feature of the Bonds and $2,167,950 to the Bonds Warrants, which have been reflected in our financial statements as an interest discount. Also, we have determined that the total redemption premium associated with the mandatory redemption feature of the Bonds is $5,087,100. All of the aforementioned amounts associated with the beneficial conversion and mandatory redemption feature of the Bonds and the value of the Bond Warrants are being amortized as additional interest expense over the term of the Bonds. This accounting will result in an increase in interest expense in all reporting periods during the term of the Bonds, and, as a result, reduce our net income accordingly.

Mandatory redemption of the Bonds could have a material adverse effect on our liquidity and cash resources.

If we are required to redeem all or any portion of the Bonds, this may have a material adverse effect on our liquidity and cash resources, and may impair our ability to continue to operate. If we are required to repurchase all or a portion of the Bonds and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 9, 2007, a majority of the Company’s shareholders ratified and approved the adoption of the China Architectural Engineering, Inc. 2007 Equity Incentive Plan (the "Plan") by written consent. The Company’s majority shareholder, KGE Group, Limited, which held 37,736,452 shares of common stock on July 9, 2007, accounting for 75.5% of the 50,000,000 issued and outstanding shares of common stock on such date. Luo Ken Yi and Ye Ning, two of our executive officers, are also directors of KGE Group Limited and may be deemed to have voting and investment control over the shares owned by KGE Group, Limited.

The purpose of the Plan is to provide additional incentive to the Company’s officers, directors, other key employees and significant consultants by encouraging them to invest in shares of the Company’s common stock, and thereby acquire a proprietary interest in the Company and an increased personal interest in its continued success and progress. The adoption of the Plan enables the Company to provide additional compensation to recognize and reward contributions to its success. The Plan authorizes the issuance of options to purchase shares of common stock and the grant of stock awards. Administration of the Plan is carried out by the Company’s Board of Directors or any committee of the Board of Directors to which the Board of Directors has delegated all or a portion of responsibility for the implementation, interpretation or administration of the Plan. Company employees, officers and directors (including employees, officers and directors of the Company’s affiliates) are eligible to participate in the Plan. The administrator of the Plan will select the participants who are granted stock options or stock awards and, consistent with the terms of the Plan, will establish the terms of each stock option or stock award. The maximum period in which a stock option may be exercised will be fixed by the administrator. Under the Plan, the maximum number of shares of common stock that may be subject to stock options or stock awards is 5,000,000. As of the date of this quarterly report, the Company has not granted any securities under the Plan.

ITEM 5. OTHER INFORMATION

Waiver of Penalties Related to Registration Rights

On August 29, 2007, the Company entered into a waiver of penalties related to registrations rights (the “Waiver”) with certain investors (the “Investors”), each of whom purchased securities of the Company in a private placement completed on October 17, 2006 (the “Private Placement”) and each of whom had entered in a subscription agreement related to that Private Placement dated October 17, 2006 (the “Subscription Agreement”) with the Company. Pursuant to Section 4 of the Subscription Agreement, the Company agreed to use its reasonable best efforts to cause the registration statement registering the securities purchased by the Investors in the Private Placement within 180 days after the closing of the Private Placement. The Subscription Agreement further stated that the Company was required to pay to each Investor a cash payment equal to a total of 0.0333% of the purchase prices of the shares sold to each Investor in the Private Placement for each business day after the 180-day period has expired until the registration statement is declared effective by the SEC (the “Penalty Payment”).

Pursuant to the Subscription Agreement, the terms of Section 4, including the Penalty Payment, could be modified without the consent or approval of all of the Investors provided that at least a majority of holders of the shares sold in the Private Placement have given their approval. In addition, the Subscription Agreement stated that the approval of a majority of the holders of shares sold in the Private Placement is binding on all holders of shares. The Investors, each of whom entered into the Waiver with the Company, hold an aggregate number of shares that is more than a majority of the shares sold in the Private Placement. Pursuant to the Waiver, the Investors agreed to remove all references to the Penalty Payment from the Subscription Agreement and agreed to waive any claim to payment of any penalty amount.

A Form of the Waiver is attached to this report as Exhibit 10.1.

Amendment to Trust Deed for the Bonds

On August 29, 2007, the Company and The Bank of New York, London Branch (together, the “Parties”) entered into an amended and restated trust deed (the “Amendment”), amending the trust deed entered into by the parties on April 12, 2007 (the “Trust Deed”). Pursuant to the Trust Deed, the Company issued $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”). According to the Amendment, the conversion right attaching to any Bond may be exercised, at the option of the holder thereof, at any time on and after 365 days after the date the Company’s securities begin trading on the American Stock Exchange up to the close of business on March 28, 2012. In addition, the Amendment provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

The Amended and Restated Trust is attached here as Exhibit 4.1.

ITEM 6. EXHIBITS

(a) Exhibits

4.1	Amended and Restated Trust Deed, dated August 29, 2007 by and between the Registrant and The Bank of New York, London Branch.
10.1	Form of Waiver of Penalties Related to Registration Rights, dated August 29, 2007
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

August 31, 2007	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer, Chief Operating Officer and Chairman of the Board