Form 10-Q/A
period 2007-06-30
China Architectural Engineering, Inc.
filed 2007-09-21
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No.1
FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends items identified below with respect to the Form 10-Q for the six months ended June 30, 2007 filed by China Architectural Engineering, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on September 4, 2007 (the “Original Filing”) is being filed to reflect changes to typographical errors in the Consolidated Statements of Stockholders’ Equity and financial notes to the relating to the Consolidated Statements of Stockholders’ Equity, in addition to clarifying disclosures regarding the Company’s outstanding convertible bonds and bond warrants and attaching two additional exhibits to the Amendment. This Form 10-Q/A only amends the information referenced in the foregoing sentence. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-K have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

CHINA ARCHITECTURAL ENGINEERING, INC.
FORM 10-Q/A QUARTERLY REPORT

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

See notes to consolidated financial statements and accountant’s report

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND SIX MONTHS ENDED JUNE 30, 2007
(Stated in US Dollars)

					Accumulated
	Total		Additional		other
	number of	Common	paid in	Statutory	comprehensive	Retained
	shares	Stock	capital	reserves	income	earnings	Total

Balance, January 1, 2006	43,304,125	$43,304	$-	$1,403,699	$(51,957)	$6,903,786	$8,298,832

Net income						6,149,768	6,149,768

Dividend paid						(1,576,796)	(1,576,796)

Issuance of Common Stock (Note 9)	6,695,875	6,696					6,696

Additional paid in capital from issuance of common stock in cash, to third party for services, and from conversion of original capital from Full Art (Note 9)			7,068,979				7,068,979
Adjustment of Additional Paid in Capital to Retained Earnings in connection with Share Exchange						37,582	37,582
Increase to Additional Paid in Capital from Reverse Acquisition Transaction reflecting Cash held by SRKP 1, Inc.			5,722				5,722

Appropriations to statutory revenue reserves				33,524		(33,524)	-

Foreign currency translation adjustment					521,921		521,921

Balance, December 31, 2006	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$20,512,704

Balance, January 1, 2007	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$20,512,704

Net income						5,974,119	5,974,119
Additional paid in capital - stock warrants & conversion feature (Note 8)			4,635,901				4,635,901

Appropriations to statutory revenue reserves				83,411		(83,411)	-

Foreign currency translation adjustment					45,823		45,823

Balance, June 30, 2007	50,000,000	$50,000	$11,710,602	$1,520,634	$515,787	$17,371,524	$31,168,547

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

On April 12, 2007 the Company also entered into a registration rights agreement with the Subscriber pursuant to which the Company agreed to include the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants in a pre-effective amendment to a registration statement that the Company has on file with the SEC. Subsequently, the Company verbally agreed with the Subscriber not to include the Subscriber’s securities in the pre-effective amendment to the registration statement and to register them in a separate registration statement to be filed promptly after the effective date of the previously filed registration statement.

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

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
KGE Group Ltd.	43,304,125	43,304	-	86.61%
Investor Relations Firm	100,000	100	159,900	0.20%
First Alliance Financial Group	2,000,000	2,000	3,198,000	4.00%
Former CAEI shareholders	2,275,000	2,275	-	4.55%
Various private investors	2,320,875	2,321	3,711,079	4.64%
Increase to Additional Paid-in Capital from Reverse Acquisition Transaction reflecting Cash held by SRKP 1, Inc.			5,722
Stock Warrants			2,167,950
Beneficiary Conversion Feature	________	______	2,467,951	_______
	50,000,000	50,000	$11,710,602	100.00%

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

On April 12, 2007 we also entered into a registration rights agreement with the Subscriber pursuant to which we agreed to include the Bonds, the Bond Warrants, and the shares of common stock underlying the Bonds and Bond Warrants in a pre-effective amendment to the registration statement on file with the Securities and Exchange Commission. Subsequently, we verbally agreed with the Subscriber not to include its securities in the pre-effective amendment to the registration statement and to register them in a separate registration statement to be filed promptly after the effective date of the previously filed registration statement.

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

The Amended and Restated Trust is attached here as Exhibit 4.1.

ITEM 6. EXHIBITS

(a) Exhibits

4.1**	Amended and Restated Trust Deed, dated August 29, 2007 by and between the Registrant and The Bank of New York, London Branch.
4.2
Written description of oral agreement between the Registrant and ABN AMRO Bank N.V. (incorporated by reference from Exhibit 4.8(a) to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2007).

10.1**	Form of Waiver of Penalties Related to Registration Rights, dated August 29, 2007
10.2
Written description of oral agreement between the Registrant, First Alliance Financial Group, Inc., and WestPark Capital, Inc. Affiliates (incorporated by reference from Exhibit 10.16(b) to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2007).

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

** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

September 21, 2007	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer, Chief Operating Officer and Chairman of the Board