Form 10-Q
period 2007-09-30
China Architectural Engineering, Inc.
filed 2007-11-14
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-33709
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

There were 51,079,638 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 1, 2007.

CHINA ARCHITECTURAL ENGINEERING, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of China Architectural Engineering, Inc. on pages F-25 to F-44 of the registration statement on Form S-1/A (File No. 333-138603) as filed as filed with the Securities and Exchange Commission on September 21, 2007.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)	Notes	September 30, 2007	December 31, 2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		$4,067,878	$2,115,966
Restricted cash		2,619,453	2,743,142
Contract receivables, net	3	13,761,391	7,573,913
Costs and earnings in excess of billings		37,828,540	22,487,792
Job disbursements advances		305,548	5,236,327
Tender and other site deposits		3,677,630	3,427,490
Other receivables		305,926	213,257
Inventories	5	151,259	23,108
Total current assets		62,717,625	43,820,995

Plant and equipment, net	6	1,245,446	474,498
Security deposit		4,028,535	565,795

TOTAL ASSETS		$67,991,606	$44,861,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loan	8	$35,285	$-
Accounts payable		13,540,063	15,202,029
Amount due to shareholder	4	-	1,735
Other payables		3,824,902	1,091,382
Income tax payable		2,733,618	1,263,491
Business and other taxes payable		3,171,993	2,058,327
Customers’ deposits		551,987	1,272,312
Accruals		174,341	894,329

Total current liabilities	7	24,032,189	21,783,605

Long term liabilities bank loan	7	2,757,979	2,564,979
Convertible bond payable, net	8	4,220,900	-

TOTAL LIABILITIES		$31,011,068	$24,348,584

See notes to consolidated financial statements and accountant's report.

	Notes	September 30, 2007	December 31, 2006
		(unaudited)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding at
September 30, 2007 and December 31, 2006		-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 50,000,000 shares issued and outstanding
at September 30, 2007 and December 31, 2006	8	$50,000	$50,000
Additional paid in capital	8	13,790,282	7,074,701
Statutory reserves		1,567,539	1,437,223
Accumulated other comprehensive income		1,115,715	469,964
Retained earnings		20,457,002	11,480,816

		36,980,538	20,512,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$67,991,606	$44,861,288

See notes to consolidated financial statements and accountant’s report.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars) (Unaudited)
		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2007	2006	2007	2006

Contract revenues earned	11	$27,077,867	$14,224,819	$60,961,604	$41,367,812

Cost of contract revenues earned		(20,532,767)	(11,122,018)	(44,026,537)	(30,311,481)

Gross profit		6,545,100	3,102,801	16,935,067	11,056,331

Selling expenses		(128,803)	(87,327)	(508,774)	(239,280)
Administrative and general expenses		(1,746,481)	(1,183,806)	(3,930,581)	(3,243,683)

Income from operations		4,669,816	1,831,668	12,495,712	7,573,368

Interest expenses		(764,747)	(11,607)	(1,341,206)	(7,016)
Interest income		10,971	-	14,608	-

Income before taxation		3,916,040	1,820,061	11,169,114	7,566,352

Income tax	12	(784,744)	(292,870)	(2,049,422)	(1,149,573)
Equity loss and minority interests		1,087	-	(13,190)

Net income		$3,132,383	$1,527,191	$9,106,502	$6,416,779

Basic net income per common share		$0.06	$0.04	$0.18	$0.15
Diluted net income per common share		$0.06	$0.04	$0.18	$0.15

Basic weighted average common shares outstanding		50,000,000	43,304,125	50,000,000	43,304,125
Diluted weighted average common shares outstanding		50,925,991	43,304,125	50,632,657	43,304,125

See notes to consolidated financial statements and accountant’s report.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND NINE MONTHS ENDED SEPTEMBER 30, 2007
(Stated in US Dollars)

					Accumulated
	Total		Additional		other
	number of	Common	paid in	Statutory	comprehensive	Retained
	shares	Stock	capital	reserves	income	earnings	Total

Balance, January 1, 2006	43,304,125	$43,304	$-	$1,403,699	$(51,957)	$6,903,786	$8,298,832

Net income						6,149,768	6,149,768

Dividend paid						(1,576,796)	(1,576,796)

Issuance of Common Stock (Note 9)	6,695,875	6,696					6,696

Additional paid in capital from issuance of common stock in cash, to third party for services, and from conversion of original capital from Full Art (Note 9)			7,068,979				7,068,979

Adjustment of Additional Paid in Capital to Retained Earnings in connection with Share Exchange						37,582	37,582

Increase to Additional Paid in Capital from Reverse Acquisition Transaction reflecting Cash held by SRKP 1, Inc.			5,722				5,722

Adjustment of Additional Paid in Capital to Retained Earnings in connection with Share Exchange						37,582	37,582
Appropriations to statutory revenue reserves				33,524		(33,524)	-
Foreign currency translation adjustment					521,921		521,921
							-
Balance, December 31, 2006	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$20,512,704

Balance, January 1, 2007	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$20,512,704
Net income						9,106,502	9,106,502
Additional paid in capital - stock warrants & conversion feature (Note 8)			6,715,581				6,715,581
Appropriations to statutory revenue reserves				130,316		(130,316)	-
Foreign currency translation Adjustment					645,751		645,751

Balance, September 30, 2007 (unaudited)	50,000,000	$50,000	$13,790,282	$1,567,539	$1,115,715	$20,457,002	$36,980,538

See notes to consolidated financial statements and accountant’s report.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net income	$3,132,383	1,527,191	$9,106,502	6,416,779
Depreciation	121,274	85,501	220,624	256,503
Amortization on bond discount	756,516	-	479,965	-
Minority interests	1,087	-	13,190	-
(Increase)/decrease in inventories	(127,795)	(760,822)	(128,151)	(768,767)
Increase in receivables	(6,077,457)	3,463,582	(16,940,256)	(13,700,151)
Increase/(decrease) in payables	3,689,474	(1,059,796)	2,215,034	7,717,155

Net cash used in operating activities	1,495,482	3,255,656	(5,033,092)	(78,481)

Cash flows from investing activities
Decrease/(increase) in restricted cash	(77,868)	348,733	(6,627)	348,733
Decrease (Increase) in security deposit	(3,543,186)	565,795	(3,462,740)	-
Purchases of plant and equipment	(234,996)	(107,174)	(550,324)	(107,174)

Net cash provided by (used in) investing activities	(3,856,050)	807,354	(4,019,691)	241,559

Cash flows from financing activities
Repayment of long-term loan	(11,762)	(247,914)	(35,285)	(743,742)
Proceeds from long-term loan	16,478	16,478	193,000	-
Dividend paid	-	-	-	(2,653,753)
Amount due to shareholder	-	(3,359,325)	(1,735)	-
Issuance of convertible bond and warrants	-	-	10,456,516	4,352,395

Net cash provided by (used in) financing activities	4,716	(3,590,761)	10,612,496	954,900

Net (decrease)/increase in cash and cash equivalents	(2,355,852)	472,249	1,559,713	1,117,978

Effect of foreign currency translation on cash and cash equivalents	414,960	361,214	392,199	160,308
Cash and cash equivalents - beginning of period	6,008,770	956,640	2,115,966	511,817
Cash and cash equivalents - end of period	$4,067,878	1,790,103	$4,067,878	1,790,103
Other supplementary information
Interest paid	$764,747	11,607	$861,241	32,483
Income tax paid	$784,744	292,870	$2,049,422	1,149,573

See notes to consolidated financial statements and accountant’s report.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Architectural Engineering, Inc. (CAEI or the “Company”) formerly SKRP 1 Inc., was incorporated in the State of Delaware, United State on March 16, 2004. The Company’s common stock was listed for trading on the American Stock Exchange on September 28, 2007.

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

The Company owned the six subsidiaries since its reverse-merger on October 17, 2006. As of September 30, 2007, detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of Incorporation	Attributable Equity interest %

Full Art International Ltd	Hong Kong	100

Zhuhai King Glass Engineering Co., Ltd	PRC	100

Zhuhai King General Glass Engineering Technology Co., Ltd	PRC	100

King General Engineering (HK) Ltd	Hong Kong	100

KGE Building System Ltd	Hong Kong	100

KGE Australia Pty Ltd	Australia	55

Zhuhai City, Xiangzhou District Career Training School	PRC	72

For retrospective financial reporting purposes, the constituents of the group are the same as of September 30, 2006.

(c)	Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

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

Contracts receivable from performing construction of industrial and commercial buildings are based on contracted prices. The company provides an allowance for doubtful debts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

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

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 2,857,143 dilutive shares on an “as converted” basis for the Convertible Bond were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2007 since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

	Three Months Ended September 30,
	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
Earnings per share - basic
Net income	$3,132,383	50,000,000	$0.06	$1,527,191	43,304,125	$0.04
Effect of dilutive securities
Convertible Bond		-			-	-
Warrants	-	925,991		-	-	-

Earnings per share - diluted	$3,132,383	50,925,991	$0.06	$1,527,191	43,304,125	$0.04

	Nine Months Ended September 30,
	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
Earnings per share - basic
Net income	$9,106,502	50,000,000	$0.18	$6,416,779	43,304,125	$0.15
Effect of dilutive securities
Convertible Bond	-	-		-	-	-
Warrants	-	632,657		-	-	-

Earnings per share - diluted	$9,106,502	50,632,657	$0.18	$6,416,779	43,304,125	$0.15

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(n)	Revenue and cost recognition

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

The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations of its subsidiaries in China and Hong Kong. Based on the consolidated net income for the three months ended September 30, 2007, the Company shall be taxed at the 34% tax rate. The Group’s net income for the three months ended March 31, 2006, being prior to become a U.S. Company before the reverse-merger on October 17, 2006, is not subject to U.S. tax. Please refer to Note 12 for provision of United States and PRC Income Taxes.

(p)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $97,462 and $61,590 for the periods ended September 30, 2007 and 2006, respectively.

(q)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $274,484 and $215,720 for the three months ended September 30, 2007 and 2006, respectively.

(r)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The contributions were $64,780 and $26,291 for the three months ended September 30, 2007 and 2006, respectively.

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

	September 30, 2007	September 30, 2006
Period end HKD : US$ exchange rate	7.7760	7.7907
Average yearly HKD : US$ exchange rate	7.8080	7.7773

	September 30, 2007	September 30, 2006
Period end RMB : US$ exchange rate	7.5176	7.9168
Average yearly RMB : US$ exchange rate	7.5691	7.9771

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	CONTRACT RECEIVABLES

	Three months ended September 30, 2007	Year ended December 31, 2006

Contract receivables	$13,971,253	$7,991,561
Less: Allowance for doubtful accounts	(209,862)	(417,648)

Net	$13,761,391	$7,573,913

	Three months ended September 30, 2007	Year ended December 31, 2006

Allowance for doubtful accounts at January 1, 2007 and 2006	$383,311	$403,595
Less: Reduction in allowance for doubtful accounts	(182,236)	-
Foreign exchange adjustments	8,787	14,053

Balances	$209,862	$417,648

4.	ADVANCES FROM/TO DIRECTOR/EMPLOYEE

All the advances from/to with director/employee are unsecured, interest free, and have no fixed repayment terms. Advances from/to employee are related to business traveling and material purchasing.

5.	INVENTORIES

	September 30, 2007	December 31, 2006

Raw materials	$151,259	$23,108

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of: -

	September 30, 2007	December 31, 2006
At cost
Motor vehicle	$606,210	$453,917
Machinery and equipment	1,710,328	1,417,256
Furniture, software and office
equipment	916,046	669,480
Building	282,785	-

	$3,515,369	$2,540,653

Less: Accumulated depreciation
Motor vehicle	$422,252	$401,862
Machinery and equipment	1,344,229	1,190,795
Furniture, software and office
equipment	497,079	473,498
Building	6,363	-

	$2,269,922	$2,066,155

	$1,245,446	$474,498

Depreciation expenses included in the selling and administrative expenses for the three-month periods ended 2007, 2006 were $121,274 and $73,834, respectively.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	LONG-TERM BANK LOANS

	September 30, 2007	December 31, 2006

Line of credit from Bank of East Asia Ltd. at
an interest rate at 5.508% subject to variation
every 6 months (September 30, 2007 RMB 19,692,000; December 31, 2006: RMB 20,000,000)
Due October 25, 2011	$2,619,453	$2,564,979

Secured loan from Bank of East Asia Ltd with
a condominium as collateral;
Interest rate at 5.832% (RMB 1,480,000)
Due November 4, 2011 (refer to Note 7(a)
below)	$173,811	$-
Less: current portion	(35,285)	-
	$138,526	$-

	$2,757,979	$2,564,979

The Company obtained a line of credit facility as reflected above up to a maximum of RMB 20,000,000, which does not need to renew until October 25, 2011.

Interest expenses were $8,231 and $32,483 for the periods ended 2007 and 2006, respectively.

7(a). NOTES PAYABLE

2007
Notes to Bank of East Asia Ltd. at September 30,
2008	$35,285
2009	37,399
2010	39,639
2011	42,014
2012	19,474

Please refer to Note (7) above	$173,811

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	CONVERTIBLE BONDS AND BOND WARRANTS

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

•
Conversion. Each Bond is convertible at the option of the holder at any time after April 12, 2008 up to March 28, 2012, into shares of our common stock at an initial conversion price equal to the price per share at which shares are sold in our initial public offering of common stock on the American Stock Exchange (“AMEX”) with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. Based on the initial public offering completed on October 3, 2007 the initial conversion is now set at $3.50 per share resulting initial conversion shares of 2,857,143. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

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

On April 12, 2007, the Company also entered into a registration rights agreement with the Subscriber pursuant to which the Company agreed to include the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants in a pre-effective amendment to a registration statement that the Company has on file with the SEC. Subsequently, the Company verbally agreed with the Subscriber not to include the Subscriber’s securities in the pre-effective amendment to the registration statement and to register them in a separate registration statement to be filed promptly after the effective date of the previously filed registration statement. The Company intends to have the registration statement cover the resale of the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants.

At April 12, 2007, the date of issuance, the Company determined the fair value of the Bonds to be $9,700,000. The warrants and the beneficial conversion feature were $3,207,790 and $3,507,791 respectively, which were determined under the Black-Scholes valuation method using the relative fair value method. These amounts are included in additional paid in capital - stock warrants and additional paid in capital - beneficial conversion feature respectively in accordance with guidance of APB 14 and EITF No. 98-5. Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the interest method of 5 years.

As addressed in an earlier paragraph under Mandatory Redemptions, the Company will redeem each bond at 150.87% of its principal amount on April 4, 2012 (the maturity date). On the basis of this commitment, the Company has determined the total redemption premium to be $5,087,100, which is an addition to the original face value of the Bonds of $10,000,000. This redemption premium is to be amortized to interest expense over the term of the Bonds by the interest method. Interest expense on the accretion of redemption premium for the period from July 1, 2007 to September 30, 2007 amounted to $153,333 and $313,240 for the nine months ended September 30, 2007 as disclosed in the following schedule of Convertible Bonds Payable.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	CONVERTIBLE BONDS AND BOND WARRANTS (CONT’D)

Because of the fact that the $10,000,000 Variable Rate Convertible Bonds contain three separate securities and yet merged into one package, the Company identified the constituents and established the individual value as required by US generally accepted accounting principles as follows:

(1)	Bond Discount	$ 300,000
(2)	Warrants	3,207,790
(3)	Beneficial Conversion Feature	3,507,791

The above items (1), (2), and (3) are to be amortized to interest expense over the term of the Bonds by the effective interest method as disclosed in the table below.

The Convertible Bonds Payable, net consists of the following: -

	September 30, 2007	December 31, 2006

Convertible Bonds Payable	$10,000,000	$-
Less: Interest discount - Warrants	(3,207,790)
Less: Interest discount - Beneficial conversion feature	(3,507,791)
Less: Bond discount	(300,000)
Accretion of interest discount - Warrant	304,740
Accretion of interest discount - Beneficial conversion feature	333,242
Amortization of bond discount to interest expense	28,501
6% Interest Payable	284,999
Accretion of redemption premium	284,999

Net	$4,220,900	$-

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

As a result of the reverse-merger on October 17, 2006 involving an exchange of shares between China Architectural Engineering, Inc. and its subsidiaries led by Full Art International Limited as well as issuance of shares to entities involved in the deal as fully described in the Company’s Form S-1/A (to Form SB-2) filed with SEC, total capitalization of the Company by common stock and related additional paid-in capital at September 30, 2007 and December 31, 2006 are depicted in the following table: -

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
KGE Group Ltd.	43,304,125	43,304	-	86.61%
Investor Relations Firm	100,000	100	159,900	0.20%
First Alliance Financial Group	2,000,000	2,000	3,198,000	4.00%
Former CAEI shareholders	2,275,000	2,275	-	4.55%
Various private investors	2,320,875	2,321	3,711,079	4.64%
Increase to Additional Paid-in Capital from Reverse Acquisition Transaction reflecting Cash held by SRKP 1, Inc.			5,722
Stock Warrants			3,207,790
Beneficiary Conversion Feature			3,507,791
	50,000,000	50,000	$13,790,282	100.00%

10.	SHARE WARRANT

Upon the closing of the share exchange on October 17, 2006, the Company issued 100,000 shares of common stock and a five-year warrant to purchase 232,088 shares of common stock at a per share exercise price of $1.60 for an investor relations services firm (the “IR Securities”).

As of September 30, 2007, the 232,088 shares have not been exercised.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	CONTRACT REVENUES EARNED

The contract revenues earned for the three-month periods ended September 30, 2007 and 2006 consist of the following:

	2007	2006

Billed	$18,852,741	$4,788,485
Unbilled	8,225,126	9,436,334

	$27,077,867	$14,224,819

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

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the three months ended September 30, 2007 and 2006: -

	2007	2006

Income before tax	$3,916,040	$3,947,098

Tax at the domestic income tax rate	$1,292,293	$1,302,542
Effect of government grants	(507,549)	(751,919)

Current income tax expense	$784,744	$550,623

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	COMMITMENTS

The Company leases certain administrative and production facilities from third parties. Accordingly, for the three months ended September 30, 2007 and 2006, the Group incurred rental expenses of $182,507 and $75,604 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the years ended September 30,
2008	$276,195
2009	113,730
2010	89,553
2011	7,867

$487,345

14.	RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the periods were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

The advances from the shareholder at September 30, 2007 and December 31, 2006 were $0.00 and $1,735, respectively.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	SUBSEQUENT EVENTS

On October 3, 2007, the Company issued 847,550 shares of common stock at $3.50 per share upon the closing of an initial public offering. The Company’s sale of common stock, which was sold indirectly by the Company to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.2 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the initial public offering, the Company sold to the underwriter warrants to purchase up to 73,700 shares of its common stock. The warrants are exercisable at a per share price of $4.20 and will expire if unexercised after five years from the date of issuance.

In October 2007, a holder of warrants to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 exercised the warrants. As a result of the exercise, we received gross exercise proceeds of $371,341 and issued 232,088 shares of common stock to the holder.

On November 6, 2007, the Company, through Full Art, acquired all of the issued and outstanding shares (the “Techwell Shares”) in the capital of Techwell Engineering Limited (which has two subsidiaries), a limited liability company incorporated in Hong Kong (“Techwell”) pursuant to a Stock Purchase Agreement (the “Agreement”) dated November 6, 2007, entered into by and among Mr. Ng, Chi Sum and Miss Yam, Mei Ling (the “Shareholders”), the Company and Full Art (the “Techwell Acquisition”), to consummate the acquisition transaction. Pursuant to the terms of the Stock Purchase Agreement, the Shareholders agreed to sell and transfer all of the Techwell Shares to Full Art for a purchase consideration of US$11,654,566 payable in cash and shares of the Company. Thirty percent of the stock consideration paid to the Shareholders will be held in a third-party escrow account for up to two years to cover potential indemnification obligations of the Shareholders. Techwell is engaged in the business of manufacturing and constructing external building facades, including roofing systems for buildings and curtain wall systems and accessories.

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

Our work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. Although the length of our contracts varies depending on the size of the project, most typically have a duration of approximately two years. Approximately 90% of our sales are from fixed price contracts, including one percent that are modified by incentive and penalty provisions. The remaining 10% of our sales are originated from are cost-plus-fee contracts. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under fixed-price contracts modified by incentive and penalty provisions, we are paid a fixed price that may be increased or decreased based on incentive and provisions in our contracts.

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

•
Conversion. Each Bond is convertible at the option of the holder at any time on and after September 28, 2008, through March 28, 2012, into shares of our common stock at an initial conversion price equal $3.50 per share, the price per share at which shares were sold in our initial public offering of common stock on AMEX. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

•
Mandatory Redemptions. If on or before April 12, 2008, either (i) our common stock (including the shares of common stock issuable upon conversion of the Bonds and exercise of the Bond Warrants) are not listed on AMEX or (ii) the Bonds, the Bond Warrants, and shares underlying the Bonds and the Bond Warrants are not registered with the Securities and Exchange Commission (the “SEC”), then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount. In addition, at any time after April 12, 2010, holders of the Bonds can require us to redeem the Bonds at 126.51% of the principal amount. We are required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012.

On April 12, 2007, we entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Bond Warrants from us (the “Warrant Instrument”). The Bond Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among us, The Bank of New York and The Bank of New York, London Branch dated April 12, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Bond Warrants become exercisable on October 12, 2008 and terminate on April 12, 2010. The Bond Warrants are exercisable at a per share exercise price of $0.01. We have agreed to list the shares of common stock underlying the Bond Warrants on AMEX, or any alternative stock exchange by April 12, 2008. In addition, we have agreed to register the shares of common stock underlying the Bond Warrants on a registration statement with the SEC on or prior to October 12, 2008 and will keep such registration statement effective until 30 days after the Bond Warrants terminate. Subsequently, we verbally agreed with the Subscriber not to include its securities in this registration statement and to register them in a separate registration statement that has been filed with the SEC.

On April 12, 2007 we also entered into a registration rights agreement with ABN AMRO pursuant to which we agreed to include the Bonds, the Bond Warrants, and the shares of common stock underlying the Bonds and Bond Warrants in a pre-effective amendment to the registration statement filed with the SEC and declared effective on September 27, 2007 (the “Initial Registration Statement”). Subsequently, we verbally agreed with ABN AMRO not to include its securities in the Initial Registration Statement and to register them in a separate registration statement that has been filed with the SEC.

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

The accounting treatment related to the beneficial conversion and mandatory redemption features of the Bonds and the value of the Bond Warrants will have an adverse impact on our results of operations for the term of the Bonds. The application of Generally Accepted Accounting Principles required us to allocate $3,507,791 to the beneficial conversion feature of the Bonds and $3,207,790 to the Bonds Warrants, which have been reflected in our financial statements as an interest discount. Also, we have determined that the total redemption premium associated with the mandatory redemption feature of the Bonds is $5,087,100. All of the aforementioned amounts associated with the beneficial conversion and mandatory redemption feature of the Bonds and the value of the Bond Warrants are being amortized as additional interest expense over the term of the Bonds. This accounting will result in an increase in interest expense in all reporting periods during the term of the Bonds, and, as a result, reduce our net income accordingly.

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

October 2007 Initial Public Offering

In October 2007, we completed an initial public offering consisting of 847,550 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.2 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the initial public offering, we sold to the underwriter warrants to purchase up to 73,700 shares of our common stock. The warrants are exercisable at a per share price of $4.20 and will expire if unexercised after five years from the date of issuance.

October 2007 Warrant Exercise

In October 2007, a holder of warrants to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 exercised the warrants. As a result of the exercise, we received gross exercise proceeds of $371,341 and issued 232,088 shares of common stock to the holder.

November 2007 Acquisition of Techwell

On November 6, 2007, we, through Full Art, acquired all of the issued and outstanding shares (the “Techwell Shares”) in the capital of Techwell Engineering Limited (which has two subsidiaries), a limited liability company incorporated in Hong Kong (“Techwell”) pursuant to a Stock Purchase Agreement (the “Agreement”) dated November 6, 2007, entered into by and among Mr. Ng, Chi Sum and Miss Yam, Mei Ling (the “Shareholders”), the Company and Full Art (the “Techwell Acquisition”), to consummate the acquisition transaction. Pursuant to the terms of the Stock Purchase Agreement, the Shareholders agreed to sell and transfer all of the Techwell Shares to Full Art for a purchase consideration of US$11,654,566 payable in cash and shares of common stock of our company. Thirty percent of the stock consideration paid to the Shareholders will be held in a third-party escrow account for up to two years to cover potential indemnification obligations of the Shareholders. Techwell is engaged in the business of manufacturing and constructing external building facades, including roofing systems for buildings and curtain wall systems and accessories.

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

Economic and Political Risks - For the nine months ended September 30, 2007 and 2006 and the years ended December 31, 2006, 2005 and 2004, substantially all of our sales were to companies located in the PRC and all of our assets were located in the PRC. Our operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the Chinese government has pursued economic reform policies in the past, we cannot assure you that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China’s political, economic and social conditions. We can give no assurance that the Chinese government’s pursuit of economic reforms will be consistent or effective.

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

Contract Receivable - Contract receivable represents billings to customers on the percentage of work completed and recognized to date based on contract price. An allowance is provided for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We record an allowance for doubtful collections for our outstanding contract receivable at the end of the period in accordance with generally accepted accounting principles in the Untied States, and we consider that allowance to be reasonable at September 30, 2007.

Results of Operations

The following table sets forth our statements of operations for the three and nine months ended September 30, 2007 and 2006 in U.S. dollars (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share amounts)
Contract revenues earned	$27,078	$14,225	$60,962	$41,368

Cost of contract revenues earned	(20,533)	(11,122)	(44,027)	(30,312)

Gross profit	$6,545	$3,103	$16,935	$11,056

Selling, general and administrative expenses	(1,875)	(1,271)	(4,439)	(3,483)

Income from operations	$4,670	$1,832	$12,496	$7,573

Interest expenses, net	(765)	(12)	(1,341)	(7)

Interest Income	11	-	15	-

Income before taxes	$3,916	$1,820	$11,170	$7,566

Income tax	(785)	(293)	(2,050)	(1,149)

Equity loss and minority interests	1	-	(13)	-

Net income	$3,132	$1,527	$9,107	$6,417

Basic and diluted net income per common share	$0.06	$0.04	$0.18	$0.15
Basic and diluted dividend paid per common share	$0.06	$0.04	$0.18	$0.15
Basic weighted average common shares outstanding	50,000,000	43,304,125	50,000,000	43,304,125
Diluted weighted average common shares outstanding	50,925,991	43,304,125	50,632,657	43,304,125

Three Months Ended September 30, 2007 and 2006

Contract revenues earned for the three months ended September 30, 2007 were $27.1 million, an increase of $12.9 million, or 90.85%, from the contract revenues earned of $14.2 million for the comparable period in 2006. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the three months ended September 30, 2007. In addition, we also experienced a general increase in the amount of revenue generated per project for the three months ended September 30, 2007 as compared to the same period in 2006.

Cost of contract revenues earned for the three months ended September 30, 2007 was $20.5 million, an increase of $9.4 million, or 84.68%, from $11.1 million for the comparable period in 2006. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the three months ended September 30, 2007.

Gross profit for the three months ended September 30, 2007 was $6.5 million, an increase of $3.4 million, or 109.68%, from $3.1 million for the comparable period of 2006. Our gross margin for the three months ended September 30, 2007 was 24.17% as compared with 21.81% for the three months ended September 30, 2006. The increase was primarily a result of increased prices for our services and products.

Selling, general and administrative expenses were approximately $1.9 million for the three months ended September 30, 2007, an increase of approximately $0.6 million, or 46.15%, from $1.3 million for the comparable period in 2006. Selling expenses were $0.13 million for the three months ended September 30, 2007, an increase of approximately $0.04 million, or 44.4%, from $0.09 million for the three months ended September 30, 2006. The increase was primarily due to the increase of entertainment expenses and traveling expenses with the increase of revenue during the three months ended September 30, 2007. General and administrative expenses for the three months ended September 30, 2007 were $1.7 million as compared to $1.2 million for the three months ended September 30, 2006. The increase was due to the increase of staff costs due to growth in operations and the increase of research and development during the three months ended September 30, 2007.

Interest expenses were approximately $0.77 million for the three months ended September 30, 2007, an increase of approximately $0.76 million, or 7,600%, from $0.01 million for the comparable period in 2006. The increase was due to our issuance of $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) at a discount and 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock in April 2007, which incurred $587,849 accretion of interest discount for warrants, beneficial conversion feature and redemption premium, $15,334 amortization on bond discount, and $153,333 interest.

Income tax was approximately $0.79 million for the three months ended September 30, 2007 at an effective tax rate of 20.0%, compared with $0.29 million taxes for the same period of 2006 at an effective tax rate of 16.1%. The primary reason for the increase was due to the increase in income before taxes and the different amounts of income being recognized in the PRC and Hong Kong under different tax rates on corporate profits derived from subsidiaries in each location. Through two of our subsidiaries, Zhuhai King Glass Engineering Co., Ltd and Zhuhai King General Glass Engineering Technology Co., Ltd, we are generally subject to a PRC income tax rate of 33%; however, in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is currently 15%. In addition, we and two of our subsidiaries are subject to a Hong Kong profits tax rate of 17.5%. We expect our effective tax rates to increase in future periods as a result of new tax laws passed in China.

Net income for the three months ended September 30, 2007 was $3.1 million, an increase of $1.6 million, or 106.67%, from $1.5 million for the comparable period in 2006.

Nine Months Ended September 30, 2007 and 2006

Contract revenues earned for the nine months ended September 30, 2007 were $60.9 million, an increase of $19.5 million, or 47.1%, from the contract revenues earned of $41.4 million for the comparable period in 2006. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the nine months ended September 30, 2007. In addition, we also experienced a general increase in the amount of revenue generated per project for the nine months ended September 30, 2007 as compared to the same period in 2006.

Cost of contract revenues earned for the nine months ended September 30, 2007 was $44.0 million, an increase of $13.7 million, or 45.2%, from $30.3 million for the comparable period in 2006. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the nine months ended September 30, 2007.

Gross profit for the nine months ended September 30, 2007 was $16.9 million, an increase of $5.8 million, or 52.3%, from $11.1 million for the comparable period of 2006. Our gross margin for the nine months ended September 30, 2007 was 27.8% as compared with 26.7% for the nine months ended September 30, 2006. The increase was primarily a result of increased prices for our services and products.

Selling, general and administrative expenses were $4.4 million for the nine months ended September 30, 2007, an increase of approximately $0.9 million, or 25.7%, from $3.5 million for the comparable period in 2006. Selling expenses were $0.51 million for the nine months ended September 30, 2007, an increase of approximately $0.27 million, or 112.5%, from $0.24 million for the nine months ended September 30, 2006. The increase was primarily due to an increase of entertainment expenses and traveling expenses with the increase of revenue during the three months ended September 30, 2007. General and administrative expenses for the nine months ended September 30, 2007 were $3.9 million as compared to $3.2 million for the nine months ended September 30, 2006. The increase was due to the increase of staff costs due to growth in operations and the increase of research and development during the nine months ended September 30, 2007.

Interest expenses was approximately $1.34 million for the nine months ended September 30, 2007, an increase of approximately $1.27 million, or 1,814.29%, from approximately $0.07 million for the comparable period in 2006. The increase was due to our issuance of $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) at a discount and 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock in April 2007, which incurred $922,981 accretion of interest discount for warrants, beneficial conversion feature and redemption premium, $28,501 amortization on bond discount and $284,999 interest.

Income tax was $2.1 million for the nine months ended September 30, 2007 at an effective tax rate of 18.4%, compared with $1.1 million for the nine months ended September 30, 2006 at an effective tax rate of 15.2%. The primary reason for the increase was due to the increase in income before taxes and the different amounts of income being recognized in the PRC and Hong Kong under different tax rates on corporate profits derived from subsidiaries in each location. Through two of our subsidiaries, Zhuhai King Glass Engineering Co., Ltd and Zhuhai King General Glass Engineering Technology Co., Ltd, we are generally subject to a PRC income tax rate of 33%; however, in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is currently 15%. In addition, we and two of our subsidiaries are subject to a Hong Kong profits tax rate of 17.5%. We expect our effective tax rates to increase in future periods as a result of new tax laws passed in China.

Net income for the nine months ended September 30, 2007 was $9.1 million, an increase of $2.7 million, or 42.2%, from $6.4 million for the comparable period in 2006.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $4,067,878. Prior to October 17, 2006, we have historically financed our business operations through short-term bank loans and cash provided by operations. More recently we have raised capital through debt and equity offerings.

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

We lease certain administrative and production facilities from third parties. Accordingly, for the nine months ended September 30, 2007 and 2006, we incurred rental expenses of approximately $183,000 and $76,000, respectively.

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

On April 12, 2007, we completed a financing transaction pursuant to which we issued the Bonds. The Bonds bear cash interest at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the Bonds. Each Bond is convertible at the option of the holder at any time on and after September 28, 2008, at an initial conversion price of $3.50 per share, the price per share at which shares were sold in our initial public offering on AMEX. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events) except in certain instances.

If on or before April 12, 2008, (i) our common stock, including the shares of common stock issuable upon conversion of the Bonds and exercise of the Bond Warrants, is not listed on AMEX or (ii) the Bonds, the Bond Warrants, and shares underlying the Bonds and the Bond Warrants are not registered with the SEC, then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount. In addition, at any time after April 12, 2010, holders of the Bonds can require us to redeem the Bonds at 126.51% of the principal amount. We are required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012. If we are required to repurchase all or a portion of the Bonds and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price. We also issued 800,000 warrants on April 12, 2007 to purchase an aggregate of 800,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant instrument.

In October 2007, we completed an initial public offering consisting of 847,550 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.2 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Also in October 2007, a holder of warrants to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 exercised the warrants. As a result of the exercise, we received gross exercise proceeds of $371,341 and issued 232,088 shares of common stock to the holder.

On November 6, 2007, we, through Full Art, acquired all of the issued and outstanding shares (the “Techwell Shares”) in the capital of Techwell Engineering Limited (which has two subsidiaries), a limited liability company incorporated in Hong Kong (“Techwell”) pursuant to a Stock Purchase Agreement (the “Agreement”) dated November 6, 2007. Pursuant to the terms of the Agreement, the shareholders of Techwell agreed to sell and transfer all of the Techwell Shares to Full Art for a purchase consideration of US$11,654,566 payable in cash and shares of common stock of our company. Techwell is engaged in the business of manufacturing and constructing external building facades, including roofing systems for buildings and curtain wall systems and accessories.

Net cash used in operating activities for the nine months ended September 30, 2007 was $5.0 million, as compared to $0.08 million used in the same period in 2006. The change is primarily the result of an increase in receivables due to a relatively long collection period typical of the architecture industry in China and a decrease in payables for the nine months ended September 30, 2007.

Net cash used in investing activities was approximately $4.0 million for the nine months ended September 30, 2007 compared to approximately $0.24 million provided for the nine month ended September 30, 2006. The decrease was a result of a decrease in purchases of plant and equipment and a decrease in security deposits during the nine month ended September 30, 2007 as compared to the comparable period in 2006.

Net cash provided by financing activities was $10.6 million for the nine months ended September 30, 2007 compared to $0.95 million used for the nine months ended September 30, 2006. The increase was primarily due to the receipt of $9.7 million for the issuance of convertible bonds and warrants for the nine months ended September 30, 2007.

As of September 30, 2007, contracts receivables were $13.8 million, an increase of $6.2 million, or 81.58%, over contracts receivables of $7.6 million as of December 31, 2006. The increase in contracts receivable reflected an increase in contract revenue earned. In addition, because the collection period typically runs from three months to one year, the increase in contracts receivable reflects not only the increase in sales but also the long collection period. Since we require an average of one to two months to receive products we order from the date of our order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Credit Risk

We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of contract receivables by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006, as updated by our subsequent quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 3, 2007, we issued 847,550 shares of common stock at $3.50 per share upon the closing of an initial public offering. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.2 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the initial public offering, we sold to the underwriter warrants to purchase up to 73,700 shares of its common stock. The warrants are exercisable at a per share price of $4.20 and will expire if unexercised after five years from the date of issuance.

The principal purpose of the offering was to increase our working capital, create a public market for our common stock, and facilitate our future access to the public capital markets. The net proceeds will be used for general corporate purposes.

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
______________
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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

November 14, 2007	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer, Chief Operating Officer and Chairman of the Board