Form 10-K
period 2007-12-31
China Architectural Engineering, Inc.
filed 2008-03-31
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 001-33709

CHINA ARCHITECTURAL ENGINEERING, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	51-05021250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Baishi Road, Jiuzhou West Avenue, Zhuhai 519070 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  0086-756-8538908

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                        Yes ☐ No ☒

The registrant’s common stock commenced trading on the American Stock Exchange on September 28, 2007. The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of March 28, 2008 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $100,247,992.

There were 51,088,144 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 28, 2008. The registrant’s common stock is listed on the American Stock Exchange under the ticker symbol “RCH.”

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated by reference from the registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the registrant's fiscal year end, or, if the registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

CHINA ARCHITECTURAL ENGINEERING, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our and their management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the Share Exchange on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our dependence on government contracts;

•	Fluctuation and unpredictability of costs related to our products and services;

•	Changes in the laws of the PRC that affect our operations;

•	Our failure to meet or timely meet contractual performance standards and schedules;

•	Any recurrence of severe acute respiratory syndrome (SARS) or Avian Flu;

•	Reduction or reversal of our recorded revenue or profits due to “percentage of completion” method of accounting;

•	Our dependence on the steel and aluminum markets;

•	Exposure to product liability and defect claims;

•	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	Expenses and costs related to our issuance of the Bonds;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described below under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

Overview

We specialize in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects. We provide timely, high quality, reliable, fully integrated and cost-effective service solutions to our clients using specialized technical expertise in the design, engineering, fabrication and construction of structural exterior cladding systems. We compete on the strength of our reputation, track record, strong relationships with government and commercial clients and our ability to give expression to the vision of leading architects. By focusing on innovation while outsourcing commoditized manufacturing work, we believe we are able to add artistic and technological value to projects at cost-effective price points.

In November 2007, we acquired Techwell Engineering Ltd. and its wholly owned subsidiaries, Techwell Building Systems (Shenzhen) Ltd. and Techwell International Ltd. in Macau for approximately $11.7 million. We believe this acquisition is a natural step in the expansion of our overseas business development. We believe Techwell’s experienced management teams will provide the operating platform for us to enter into other international markets.

Market Opportunities in China and Internationally

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

A global market opportunity for our products and services also exists, namely in Hong Kong, Macau, Australia, Dubai (UAE), Doha (Qatar), and North America. Hong Kong has recently undergone an economic recovery, and the government has indicated that it expects to increase its expenditures for infrastructure projects over the next few years. Macau’s economy continues to be strong, particularly in the gaming and tourism sector, and the Macau government has increased its investment in infrastructure. In Australia, we are nearing completion of a small engineering project, and we are seeking to obtain several additional projects in Australia and countries in Southeast Asia. The construction markets in Dubai, UAE and Doha, Qatar are experiencing significant growth, and, in 2007, we agreed upon the terms for a number of projects in Dubai and Doha. We are also in discussions on several projects in Central Asia and Eastern Europe, and have started to explore the North American market, where we believe there is a significant potential for growth due to an increasing popularity of curtain walls.

Products and Services

We specialize in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects. We provide timely, high quality, reliable, fully integrated and cost-effective service solutions to our clients using specialized technical expertise in the design, engineering, fabrication and construction of structural exterior cladding systems. We design and develop systems to offer custom-designed solutions for developers of commercial and public works projects with special architectural features. In terms of project management, we exercises overall project planning and control over key areas of activities such as design and engineering, procurement, production scheduling, quality control and site installation. Our comprehensive package of services allows us to offer customized engineering solutions at an affordable cost to meet the requirements of our clients.

For the year ended December 31, 2007, approximately 98% of our sales came from new construction projects starting in 2007 and for the year ended December 31, 2006, approximately 95% of our sales came from new construction projects starting in 2006. The remainder is comprised primarily of projects where we add new glass skins to old buildings. A number of these projects have been done in Hong Kong, where the goal was to preserve the original style and features of the structure while applying a new skin, which would protect the building and add new energy-saving and aesthetic features.

Concept and Project Management

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

Design

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

Engineering

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

Fabrication

Although we are responsible for hiring suppliers and manufacturers, we subcontract the manufacture of parts made from glass, metal and other materials used in our exterior cladding systems. Once parts have been manufactured by subcontracted factories, we will occasionally process them further. This processing takes place in our facilities in Beijing, Shunde and Zhuhai and usually entails procedures such as adding metal frames to or drilling holes in glass panes, or cutting and bending steel rods into customized shapes. All of our products are fabricated in accordance with applicable industry and specific customer standards and specifications. We have developed project-specific and company-wide quality assurance and quality control programs, and utilize sophisticated systems to inspect all fabricated components. We prepare load lists that identify the sequence and date that each individual component is required on a project, a procedure that reduces the handling of and the need to store materials in the field. After the completion of processing to customer specifications, finished pieces are loaded for shipment to the construction site.

Installation

We have 76 full-time project managers/supervisors and 332 part-time on-site workers who are engaged on our projects. Our installation teams consist of highly trained, skilled and experienced field operatives with established lines of communication between the work site, the technical design department and the factory, ensuring that clients are provided with optimum and cost-effective practical solutions. Site installation is managed through our trained project management staff, and each project has a dedicated project team. On site there are a number of our supervisors who are each responsible for a different section of the curtain wall project. Each supervisor typically manages 30 to 50 of our workers. A small project may have just one work team while a very large project may have five or more. Because the workers are all trained by us and are familiar with the workflow process, they can work on any project in any location. Our project supervisors are often internally developed from our pool of workers. Occasionally, we will hire additional contract labor for specific sections of a very large project or if there are several projects being installed simultaneously, but these extra workers only supplement our core project team. The installation team coordinates its site delivery program with the main contract schedule to meet completion deadlines. The installation process typically consists of pre-assembly of metal and glass component parts at the project site, the lifting of components by crane to the appropriate location at the site and the final assembly of major components.

Customer Service

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

Strategy

To reach the goal of being a preferred choice for Chinese and international government, developer, contractor and architectural clients, we are focusing on:

•
Emphasizing innovative services. We focus our design, engineering and installation expertise on distinct product segments requiring unique or innovative techniques as we have extensive experience in providing services requiring complex design, engineering and installation techniques and other unusual project needs.

•
Providing full service solutions. We believe that a key factor in our success has been our ability to provide, through our in-house personnel, valuable input and assistance to our customers with respect to overall project design, engineering fabrication, and installation sequences and other critical project decisions.

•
Leveraging our brand and reputation. We believe that the strength of our brand is increasing in China and internationally as we build on our large range of projects and our offering of comparative cost advantages and supply-chain management for some of the most complex exterior cladding systems in the world

•
Expanding our coverage in China. We believe that we have long-standing relationships with China’s top construction officials and leading Chinese and international architects, having completed high profile projects in China, including the National Grand Theater in Beijing, the Shanghai South Railway Station, the Shenzhen International Airport and the National Palace Museum in Beijing. We plan to continue to meet the needs of government and private sector customers in the larger cities as well as expand to medium-sized second and third tier cities in China.

•
Expanding our coverage internationally. We believe that international expansion of our business is attractive because it may provide us with higher margins as compared to similar projects in China, and we hope to increase our revenues from international projects as a percentage of our total revenue. We have launched initiatives to expand sales in Hong Kong, Macau, Australia, Southeast Asia, Dubai (UAE), Doha (Qatar), other Middle Eastern countries, Central Asia, Eastern Europe and North America.

Product Attributes

Our exterior cladding systems products are highly engineered specialty wall systems consisting primarily of a series of glass panels set in metal frames, stone panels, or metal panels, as well as roofing systems and related products. A curtain wall is fixed to the commercial building by mechanical connection, either in a primarily inoperable mode or adjustable with special settings with spring or press systems. Glass panels are connected to the metal support system by metal clamps and fixing bolts. The support system of fixing bolts could be a steel, aluminum and or glass structure, with glass flank or spidery tension rod or cable.

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

Our fixing bolts are made of stainless steel and are used for holding the glass glazing. These specifically designed bolts transfer the wind loads, deflection stress and the weight of glass itself to the metal support system, which helps reduce the strain on the glass and ensure structural integrity. These bolts are offered in both countersink and flat head. Countersink head fixing bolts they provide a smooth surface when fit flush in the outward surfaces of the glass. They are typically utilized in single and double glazed glass structures. The cylindrical head of our flat head fixing bolts protrude from the surface of glass, which provides more strength against wind force and shear force and can use to fix laminated and insolated glass.

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

Projects

Our work is performed under cost-plus-fee contracts and fixed-price contracts. The length of our contracts varies but typically has duration of one to two years.

Approximately 90% of our sales are from fixed price contracts. The remaining 10% of our sales are from cost-plus-fee contracts. Under fixed-price contracts, we receive a fixed price. Approximately 70% of contracts are modified after they begin, usually to accommodate requests from clients to increase project size and scope. In cases where fixed-price contracts are modified, the fixed price is renegotiated and adjusted upwards accordingly. A disadvantage of fixed-price contracts is that we realize a profit only if we control our costs and prevent cost over-runs on the contracts, which can oftentimes be out of our control, such as cost of materials. An advantage of these contracts is that we can adjust the material and technology that we use in the project, as long as we satisfy the requirements of our customer, and there is a potential to benefit from lower costs of materials.

Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. An advantage of cost-plus-fee contracts is that the cost of materials generally has no effect on our profit, since we are reimbursed for costs. A disadvantage is that the profit resulting from any cost savings on the materials goes to the contractor and not us.

During 2007, we completed 26 projects, including the National Grand Theater in Beijing, the Grand Theater and the Qintai Cultural & Art Center in Wuhan.

Sales and Marketing

Sales

Sales managers lead our sales and marketing efforts through our domestic headquarters in Zhuhai, China, and our regional sales offices in 12 cities. Outside of China, we have sales managers in Hong Kong, Sydney (Australia), Dubai (the United Arab Emirates), Doha (Qatar), and New York (the United States). Each sales manager is responsible primarily for our estimates, sales, and marketing efforts in defined geographic areas. In addition, we employ full-time project estimators and chief estimators. Our sales representatives attempt to maintain relationships with governments, developers, general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration. Our sales efforts are further supported by our executive officers and engineering personnel, who have substantial experience in the design, engineering, fabrication, and installation of high-end specialty curtain walls.

We compete for new project opportunities through our relationships and interaction with our active and prospective customer base, which we believe provides us with valuable current market information and sales opportunities. In addition, we are often contacted by governmental agencies in connection with public construction projects, and by large private-sector project owners and general contractors and engineering firms in connection with new building projects both in China and other countries, sometimes at the recommendation of architects and engineers we have worked with in the past.

Upon selection of projects to bid or price, our estimating division reviews and prepares projected costs of shop, field, detail drawing preparation, raw materials, and other costs. On bid projects, a formal bid is prepared detailing the specific services and materials we plans to provide, payment terms and project completion timelines. Upon acceptance, our bid proposal is finalized in a definitive contract. We experience an average accounts settlement period ranging from three months to as high as one year from the time we provide services to the time we receive payment from our customers. In contrast, we typically need to place certain deposit with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We are typically paid by the contractor the entire amount due to us for our services and products once the entire project is completed, which could be significantly after we complete the curtain wall portion of the project. National policy requires the contractor to pay 85% of our total contract value to us before the project is completed, and the remainder may be paid when the contractor completes the entire project. In addition, current national policy in China dictates that for government projects sub-contractors will be paid directly from the government budget offices, not through general contractors and/or developers. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. We have used bank loans, cash provided by operations and other financings to fund our operations.

Our three largest projects are the Grand Theater and the Qintai Cultural & Art Center in Wuhan, the Guangzhou Opera House and the Dalian Star Development Project, all of which accounted for approximately 14%,7% and 5% of our sales, respectively, for the year ended December 31, 2007.

Marketing

Management believes that we have developed a reputation for innovative technology and quality in the specialty high-end curtain wall industry. Marketing efforts are geared towards advancing us as a brand of choice for building the world’s most modern and challenging projects.

The focus of our marketing plan is print advertising, participation in tradeshows, exhibitions, lecture and technology briefings to architects and property owners. With a targeted approach, our print advertisements appear regularly in popular consumer and industry publications and trade journals. To better showcase our diverse products to potential customers, we regularly exhibit at leading trade shows and exhibitions. Our dynamic, state-of-the-art trade show exhibits are developed internally to showcase our latest product offerings.

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

Quality Control

Our manufacturing production facilities are designed and maintained with a view towards conforming to good practice standards. To comply with the strict requirements of our customer base, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our quality control department is responsible for maintaining quality standards throughout the production process. Quality control executes the following functions:

•	setting internal controls and regulations for semi-finished and finished products;

•	implementing sampling systems and sample files;

•	maintaining quality of equipment and instruments;

•	auditing production records to ensure delivery of quality products;

•	articulating the responsibilities of quality control staff; and

•	on-site evaluation of supplier quality control systems.

We have received the following certifications in recognition of our production and quality assurance program:

•	ISO 9001 - International Quality System Certification, valid from February 2005 to April 2008;

•	ISO 14001 - International Environmental System Certification, valid from April 2005 to April 2008; and

•	ISO 18001 - International Safety System Certification, valid from June 2005 to June 2008.

We are finalizing approvals for the renewal for another three years for the above three certifications.

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

Our research and development strategy relies primarily on internal innovation and development, supplemented with collaboration with academic and research institutions. For example, in 2001, we were appointed by the Chinese Ministry of Construction to lead the committee tasked with establishing national standards for the fixing bolt glass curtain wall technology industry. Luo Ken Yi, our Chief Executive Officer and Chief Operating Officer, was the Editor-in-Chief for the new standard code. Also, in recognition of our contributions to the curtain wall industry, Luo Ken Yi and two other of our engineers were appointed to senior posts at the Architectural Glass and Metal Structure Institute of Qinghua University in Beijing, one of the most prestigious research institutions in China, which we helped to create in 1999. We were able to incorporate many of the academic research results by the Institute into our projects, including the National Grand Theater in Beijing and the Hangzhou Grand Theater, both completed recently.

We actively track research developmental trends and government regulations, and continually seek to both improve and perfect existing products and develop new ones in accelerated product development cycles. In addition, we seek to recruit and retain qualified Chinese and foreign technical personnel. As of December 31, 2007, we employed 85 designers and engineers and additional 65 research and development personnel.

We currently own sixty-two patents, of which forty-nine are approved, four are pending approval and nine are in the application stage. Of the forty-nine approved, forty-seven are in China and two are in the US, Europe, Japan and Hong Kong.

We expended $111,129, $50,117, and $58,865 on research and development activities for each of the years ended December 31, 2007, 2006 and 2005, respectively. These amounts exclude design and construction of customized molds used to manufacture the pieces used for a particular project, as well as sample and testing costs.

Backlog

As of December 31, 2007, our total backlog of orders considered to be firm was approximately $106.3 million, compared with $10.0 million and $26.2 million at December 31, 2006 and 2005, respectively. Of our 2007 amounts, 76% of the backlog, or $80.3 million, is expected to generate revenues in fiscal 2008, compared to 100% of our 2006 backlog ($10.0 million) realized in fiscal 2007 and 40% of our 2005 backlog ($10.5 million) realized in fiscal 2006.

Of the 2008 backlog, 36% consists of orders for projects outside our home market of China.

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

Government Regulation

China’s construction industry is heavily regulated by the national government. On November 1, 1997, the National Government of the PRC published the Construction Law of the PRC, Presidential Order No. 91, which is the basic construction law of China. This law outlines the basic requirements and rules for all construction activity in China. Underneath the National Government, the Ministry of Construction also writes laws. On March 14, 2001, the Ministry of Construction published Rule No. 87, which puts forth licensing requirements for all construction companies operating in China. The Ministry of Construction also writes specific standards for all different types of construction. The three standards from the Ministry of Construction which are most relevant to our business are: (i) the Curtain Wall Engineering and Design Licensing Standard, and (ii) the Light-Duty Steel Building Structure Engineering and Design Licensing Standard, and (iii) the Automated Building Control System Standard. These standards stipulate the basic requirements for construction companies in China in such areas as registered capital, tangible assets, liability insurance, employee regulations and engineering certifications. The standards also have graded levels of qualification. We have first class certification for the Curtain Wall Standard and Second Class Certification for the Light Steel Structure Standard. In addition, provincial and municipal governments may also enact regulations through their own construction bureaus.

Employees

As of December 31, 2007, we had 328 full-time employees, 4 part-time employees and an additional 332 part-time on-site employees. Substantially all of our employees are located in China and Hong Kong. We now have a small number of employees in Doha (Qatar), Dubai (the United Arab Emirates), the United States & Australia. Approximately one-quarter of our employees are designers and engineers, one-third are project managers/supervisors and the remaining employees are supply chain and administrative staff. We believe that our relationship with our employees is good.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We are required to contribute to government social security, medical insurance, unemployment insurance, disability insurance and so on for our employees based in Hong Kong, Australia and the United States.

Item 1A. Risk Factors

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock and the value of the Bonds and Bond Warrants could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report. With respect to this discussion, the terms, “we,” “us,” or “our” refer to China Architectural Engineering, Inc., and all of our subsidiaries.

RISKS RELATED TO OUR OPERATIONS

Because we depend on governmental agencies for a significant portion of our revenue, our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate our profits.

Revenues from Chinese government contracts represented approximately 72% of our revenues for the year ended December 31, 2007. Our inability to win or renew Chinese government contracts could harm our operations and significantly reduce or eliminate our profits. Chinese government contracts are typically awarded through a regulated procurement process. Some Chinese government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted. Finally, Chinese government clients can generally terminate or modify their contracts with us at their convenience.

If we are unable to accurately estimate and control our contract costs and timelines, then we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

If we do not control our contract costs, we may be unable to maintain positive operating margins or experience operating losses. Approximately 90% of our sales are from fixed-price contracts. The remaining 10% of our sales are from cost-plus-fee contracts. Under fixed-price contracts, we receive a fixed price. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Approximately 70% of contracts are modified after they begin, usually to accommodate requests from clients to increase project size and scope. In cases where fixed-price contracts are modified, the fixed price is renegotiated and adjusted upwards accordingly. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under each type of contract, if we are unable to estimate and control costs and/or project timelines, we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

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

We buy semi-finished products made of aluminum, steel and glass, and, to a degree, our business is dependent on the prices and supply of steel and aluminum, which, along with glass, are the principal raw materials used in our products. The steel and aluminum industries are highly cyclical in nature, and steel and aluminum prices have been volatile in recent years and may remain volatile in the future. Our purchases of aluminum ranged from approximately $1.00 to $1.40 per pound between December 15, 2005 and 2006, a fluctuation of approximately 40%, and from $0.60 to $1.40 per pound during the five years ended December 15, 2006, a fluctuation of approximately 133%. The price we paid for steel also fluctuated. For the year ended December 31, 2006, prices for seamless steel tubes ranged from approximately RMB 4,730 to 5,700 RMB per ton (a difference of approximately 21%), prices for angled steel ranged from approximately RMB 3,143 to RMB 3,465 per ton (a difference of approximately 10%), and prices for steel plates ranged from approximately RMB 3,332 to RMB 4,688 per ton (a difference of approximately 41%). The fluctuations continued through December 31, 2007.

Steel and aluminum prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. In the past, there have been unusually rapid and significant increases in steel and aluminum prices and severe shortages in the steel and aluminum industries due in part to increased demand from China’s expanding economy and high energy prices. We do not have any long-term contracts for the purchase of steel and aluminum and normally do not maintain inventories of steel and aluminum in excess of our current production requirements. We can give you no assurance that steel and aluminum will remain available or that prices will not continue to be volatile. If the available supply of steel and aluminum declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

Our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems.

We experience an average accounts settlement period ranging from three months to as high as one year from the time we provide services to the time we receive payment from our customers. In contrast, we typically need to place certain deposits with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We are typically paid by the contractor the entire amount due to us for our services and products once the entire project is completed, which could be significantly after we complete the curtain wall portion of the project. National policy requires the contractor to pay 85% of our total contract value to us before the project is completed, and the remainder may be paid when the contractor completes the entire project. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

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

As a multinational company, our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, currently we have approximately 10 employees working in Doha, Qatar and 10 employees in Dubai, UAE. During the peak construction period, we will have about 150 employees in Doha and about 200 employees in Dubai, which will consist of about 20% full-time company employees (engineers, project managers and supervisors) and 80% non-company contract labor. As a result, we may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

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

We may produce products which injure or kill individuals despite proper testing. Existing PRC, Qatar and UAE laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. In the United States and Australia, we are required to maintain third party liability insurance. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize some products.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel. Luo Ken Yi, our Chief Executive Officer and Chief Operating Officer, Tang Nianzhong, our Vice General Manager, and Ye Ning, our Vice General Manager, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these managers after the term of their employment contracts expire. The loss of these managers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. We cannot assure you that we will be able to hire or retain such employees.

We cannot guarantee the protection of our intellectual property rights and if infringement or counterfeiting of our intellectual property rights occurs, our reputation and business may be adversely affected.

Our success depends in part on our ability to preserve our patents and trade secrets and operate without infringing the proprietary rights of third parties. We currently own sixty-two patents, of which forty-nine are approved, four are pending approval and nine are in the application stage. Of the forty-nine approved, forty-seven are in China and two are in the US, Europe, Japan and Hong Kong. If we fail to maintain our patents and trade secret protections, we may not be able to prevent third parties from using our proprietary rights. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, and is successful, a court could revoke our patents or limit the scope of coverage for those patents. We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We attempt to protect this information with security measures such as the use of confidentiality agreements with our employees, consultants and corporate collaborators. It is possible that these individuals will breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

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

Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. We are classified as high tech foreign-invested enterprise, therefore prior to 2008 we were subject to a 15% preferential tax rate in China. We believe that our tax rate will gradually increase to 25% during a five-year transition period commencing in 2008 until it reaches 25% in 2012. Further, any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises altogether, would have a material adverse effect on our results of operations and financial condition.

RISKS RELATED TO US DOING BUSINESS IN CHINA

All of our assets are located in China and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the results of operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since the late-1970s. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the Chinese Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to 2007. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past three decades, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. The central bank has raised interest rates a number of times since then. Expected repeated rises in interest rates by the central bank to combat inflation would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for the listing and trading of our common stock on the American Stock Exchange could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

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

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our initial public offering that was completed on October 3, 2007, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our initial public offering or subsequent offerings into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt future offerings before settlement and delivery of the Common Stock offered thereby. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.

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

Most of our current operations are conducted in China. Moreover, most of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our stock price is volatile and you might not be able to resell your securities at or above the price you have paid.

Since our initial public offering and listing of our Common Stock on the American Stock Exchange in October 2007, the price at which our common stock had traded has been highly volatile, with a high and low sales price of $4.75 and $27.25, respectively, as through March 28, 2008. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our Common Stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;

•	changes in securities analysts’ expectations;

•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions and trends in our industry;

•	general market, economic, industry and political conditions;

•	changes in market values of comparable companies;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

•	future sales of equity or debt securities, including sales which dilute existing investors.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The market price of our Common Stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of December 31, 2007, we had 51,783,416 shares of Common Stock outstanding, and approximately 5,443,425 are freely tradable without further restriction under the Securities Act of 1933, as amended, by persons other than our affiliates (within the meaning of Rule 144 under the Securities Act). Of these freely tradable shares, 2,320,875 shares were sold in a private placement and are subject to a lock up restriction pursuant to which one-ninth of the shares are released on a monthly basis with the last release scheduled to occur on May 25, 2008, subject to early release by us. In addition, we registered the Bonds, the Bond Warrants, and the shares of common stock that may be issued upon the conversion of the Bonds and exercise of the Bond Warrants that we issued in a financing transaction in April 2007; 2,857,143 shares of common stock that may be acquired upon conversion of the Bonds, subject to adjustment; 800,000 shares of common stock that may be acquired upon exercise of the Bond Warrants, subject to adjustment; 2,000,000 shares of common stock that were issued to FirstAlliance Financial Group, Inc. as a designee of Full Art’s sole shareholder and 962,325 shares of common stock held by the affiliates of WestPark. The registration of the Bonds, the Bond Warrants, the shares of common stock that may be issued upon the conversion of the Bonds and Bond Warrants, and the 2,962,325 shares held by FirstAlliance Financial Group, Inc. and WestPark are covered by an effective registration statement and the related prospectus. All of the shares included in the effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

In connection with our initial public offering in October 2007, our principal stockholder, which holds 33,122,554 shares, entered into a lock up agreement with the underwriter pursuant to which it agreed not to sell or transfer any of its shares until October 2008, subject to release from the underwriter, after which the shares may be sold subject to Rule 144. Under Rule 144, an affiliate stockholder who has satisfied a the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of December 31, 2007, 1% of our issued and outstanding shares of common stock was approximately 517,834 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our Common Stock by creating an excessive supply.

Our principal stockholder has significant influence over us.

As of December 31, 2007, our largest shareholder, KGE Group, Limited, or KGE Group, beneficially owns or controls approximately 64.0% of our outstanding shares as of the close of the Share Exchange. Luo Ken Yi, who is our Chief Executive Officer, Chief Operating Officer, and Chairman of the Board, and Ye Ning, who is our Vice General Manager and a director, are directors of KGE Group. In addition, Luo Ken Yi and Ye Ning own approximately 70% and 10%, respectively, of KGE Group’s issued and outstanding shares. As a result of its holding, KGE Group has controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. KGE Group also has the power to prevent or cause a change in control. In addition, without the consent of KGE Group, we could be prevented from entering into transactions that could be beneficial to us. The interests of KGE Group, and its control persons, may differ from the interests of our shareholders.

We completed a placement of convertible bonds that included a beneficial conversion feature and are mandatorily redeemable and 800,000 warrants exercisable at $0.01 per share. The features of the bonds and the value of the warrants will have the effect of reducing our reported operating results during the term of the bonds.

In April 2007, we issued $10,000,000 Variable Rate Convertible Bonds due in 2012, or the Bonds. The terms of Bonds include conversion features allowing the holders to convert the Bonds into shares of our common stock. Certain of those conversion features that allow for the reduction in conversion price upon the occurrence of stated events constitute a “beneficial conversion feature” for accounting purposes. In addition, we may be required to repurchase the Bonds at the request of the holders if certain events occur or do not occur, as set forth in the Trust Deed. If our common stock ceases to be listed on AMEX or there is a change of control of the company as defined in the Trust Deed, each holder will have the right to require us to redeem all or part of that holder’s Bonds. If on or before April 12, 2008, the Bonds, Bond Warrants, and shares underlying the Bonds and Bond Warrants are not registered with the SEC, then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount of the Bonds. In addition, at any time after April 12, 2010, each holder can require us to redeem the Bonds at 126.51% of the principal amount of the Bonds and we are required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012. If a triggering event occurs and we are requested by the holders to repurchase all or a portion of the Bonds, we will be required to pay cash to redeem all or a portion of the Bonds. Finally, in connection with the issuance of the Bonds, we issued the holder of the Bonds the Bond Warrants exercisable at a per share exercise price of $0.01.

The accounting treatment related to the beneficial conversion and mandatory redemption features of the Bonds and the value of the Bond Warrants will have an adverse impact on our results of operations for the term of the Bonds. The application of Generally Accepted Accounting Principles required us to allocate approximately $4,342,857 to the beneficial conversion feature of the Bonds and $4,036,170 to the Bonds Warrants, which have been reflected in our financial statements as an interest discount. Also, we have determined that the total redemption premium associated with the mandatory redemption feature of the Bonds is $5,087,100. All of the aforementioned amounts associated with the beneficial conversion and mandatory redemption feature of the Bonds and the value of the Bond Warrants are being amortized as additional interest expense over the term of the Bonds. This accounting will result in an increase in interest expense in all reporting periods during the term of the Bonds, and, as a result, reduce our net income accordingly.

We may be unable to generate sufficient cash flow from which to redeem the Bonds.

Our ability to redeem the Bonds depends on our ability to generate sufficient cash flow. We cannot assure you that we will be able to generate sufficient cash flow to service the Bonds and our existing indebtedness. In addition, at maturity, the aggregate principal amount will become due and payable on all outstanding Bonds. At maturity, we may not have sufficient funds to pay the aggregate principal amount of the Bonds then outstanding. If we do not have sufficient funds for the payment of any principal or early redemption amount due in respect of the Bonds, we will be unable to meet our obligations under the Bonds and we will default. Upon a default the Trustee may declare that all amounts owing on the Bonds becomes immediately due and payable.

There are limited restrictive covenants in the Trust Deed governing the Bonds relating to our ability to incur future indebtedness.

The Trust Deed for the Bonds does not limit our ability to incur indebtedness, except that as long as any of the Bonds remains outstanding, we agreed not to create any encumbrance upon our present or future assets or revenues to secure any indebtedness or to secure any guarantee of or indemnity in respect of any such indebtedness unless our obligations under the Bonds are secured by the same encumbrance or have the benefit from a guarantee or indemnity in substantially identical terms. The Trust Deed governing the Bonds does not contain any financial or operating covenants or restrictions on the payment of dividends, incurrence of indebtedness (other than as stated above), transactions with affiliates, incurrence of liens, or the issuance or repurchase of securities by us or any of our subsidiaries. We, therefore, may incur additional debt, including secured indebtedness or indebtedness by, or other obligations of, our subsidiaries to which the Bonds would be structurally subordinate. A higher level of indebtedness increases the risk that we may default on our indebtedness. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our indebtedness or that future working capital, borrowings or equity financing will be available to pay or refinance such indebtedness.

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

Our officers and directors have limited experience in public company reporting and financial accounting, which could impair our ability to satisfy public company filing requirements and increase our securities compliance costs.

Our officers and directors have limited experience as officers and directors of a publicly traded company, or in complying with the regulatory requirements applicable to a public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to public companies, which could adversely affect the market for our common stock. At present, we rely upon outside experts to advise us on matters relating to financial accounting and public company reporting. While we believe that it will be possible to satisfy our public company reporting requirements through the use of third party experts, our general and administrative costs will remain higher to the extent our officers alone are not able to satisfy our public company reporting requirements.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have offices and processing factories in thirteen cities in China, a corporate office in Hong Kong, one office in Sydney, Australia and one in Dubai, UAE. All buildings and land are leased. The leases end around 2010, and we have the right to renew. The central office is in Zhuhai, where the majority of design and engineering staff are located. The Beijing and Shanghai offices have smaller design teams as well. All offices are sales centers for the area. The three factories, which are located in Beijing, Zhuhai, and Shunde, are used for further processing certain curtain wall components before they are shipped to the construction site.

Hong Kong
Unit B, 63rd Floor, Bank of China Tower, 1 Garden Road	240 square meters (office)
Central, Hong Kong

Zhuhai
105 Baishi Road, Jiuzhou West Avenue, Zhuhai, Guangdong	1,080 square meters (office)
1,700 square meters (factory)

Beijing
2nd floor, Jianbang Building, phase 1, No.19 South Lishi Road	646 square meters (office)
XiCheung district, Beijing city	3,380 square meters (factory)

Shanghai
Room 501 business center, Shanghai hotel, No.505 north of Wulumuqi road, shanghai city	500 square meters (office)

Shunde
No.5 Technology area, Xingtan town, Shunde district, Fo Shan City	15,000 square meters (office & factory)

Shenzhen
13/F, Excellence Times Square, 4068 YianTian road, Futian district, Shenzhen city	887.21 square meters (office)

Wuhan
Floor 38, No. 568 Jianshe road, Wu Han International Trade Center, Jianghan district, WuHan city	200 square meters (office)

Nanjing
18 floors, phase B, Huaqiaoyin Building, No.1 north of Nanjing bridge, Nanjing city	600 square meters (office)

Tianjin
Rm 1906, No.2 Jinhaian building, Jinwei road, Hebei district, Tianjin city	2199 square meters (office)

Guangzhou
101 Chengjian building, 189 Tiyuxi road, Tianhe district, Guangzhou city	300 square meters (office)

Hangzhou
Room 806, Tongfang Caifu building, 334 Fengqi Road, Hangzhou city	86 square meters (office)

Qingdao
6 floor, phase B, No. 22 Jinfu building, Shandong road, Nanshan district, Qingdao city	100 square meters (office)

Chengdu
No.4 Changshou road, Wuhou distict, Chengdu city	100 square meters (office)

Zhanjiang	120 square meters (office)
3rd floor, 69 north of Shenchuan road, Chikan district, Zhanjiang city

Australia Suite 203 Level 2 4-8 Woodville Street Hurstville NSW 2220	100 square meters (office)

Dubai, UAE Room 603 Ahmed Saeed Abdullah Belhab Al Amri Building Bin #1979 Road 60 Al Barsha First, Dubai UAE	100 square meters (office)

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders to be voted on during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Commencing on September 28, 2007, our shares of common stock have been listed for trading on AMEX under the ticker symbol “RCH.” As of March 15, 2008, we had 83 registered shareholders.

From September 28, 2007 through December 31, 2007, the high and low sales price for our common stock on AMEX was $4.80 and $27.25, per share, respectively. On March 28, 2008, the closing sales price for our common stock on AMEX was $5.58 per share.

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

Dividend Policy

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We paid cash dividends of nil, $1,576,796 and $2,571,396 during the years ended December 31, 2007, 2006 and 2005, respectively.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a majority of our revenues are generated in China, substantially all of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

Recent sales of unregistered securities

On November 6, 2007, pursuant to the terms of a stock purchase agreement (the “Purchase Agreement”) entered into by and among Ng Chi Sum and Yam Mei Ling (the “Shareholders”), the Company and Full Art international, Ltd. (“Full Art”), the Company issued an aggregate of 703,778 shares of its common stock to the Shareholders as consideration for 50% of the aggregate purchase price due and payable by Full Art for the acquisition of all of the issued and outstanding shares of Techwell Engineering Limited, a limited liability company incorporated in Hong Kong. Thirty percent of such stock consideration, or 211,134 shares of the Company’s common stock, will be held in a third party escrow account for up to two years to cover potential indemnification obligations of the Shareholders pursuant to the Purchase Agreement. The securities were offered and issued to the Shareholders in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 901 promulgated thereunder. The Shareholders are not U.S. persons (as defined by Rule 902 of Regulation S under the Securities Act).

On October 3, 2007, upon the closing of our initial public offering, we issued to WestPark Capital, Inc. warrants to purchase up to 73,700 shares of our common stock in exchange for its underwriting services provided to us in connection with our initial public offering. The warrants are exercisable at a per share exercise price of $4.20, subject to standard anti-dilution adjustments for stock splits and similar transactions, and will expire after five years. The securities were issued to WestPark Capital in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On April 12, 2007, we completed a financing transaction with ABN AMRO under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) and issued (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Bond Warrants”). The Bonds and the Bond Warrants were offered and sold to ABN AMRO in reliance upon exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) ABN AMRO is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) ABN AMRO has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) ABN AMRO agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

Transfer Agent

The transfer agent and registrar for our common stock is Computershare Trust Company.

Equity Compensation Plan Information

Our equity compensation plan information is provided as set forth in Part III, Item 11.

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

Item 6. Selected Financial Data

The following selected consolidated statement of operations data for each of the years in the five-year period ended December 31, 2007 and the consolidated balance sheet data as of year-end for each of the years in the five-year period ended December 31, 2007 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
Consolidated Statements of Income	2007	2006	2005	2004	2003

	(in thousands, except share amounts and earnings per share)
Contract revenues earned	$86,617	$63,359	$49,515	$28,816	$22,480

Cost of contract revenues earned	(64,354)	(46,796)	(36,368)	(21,419)	(14,730)

Gross profit	$22,263	$16,563	$13,146	$7,397	$7,750

Selling, general and administrative expenses	(5,525)	(5,989)	(6,463)	(4,636)	(3,564)

Non-recurring general and administrative expenses	—	(3,806)	—	—	—
Finance Expense	208	—	—	—	—
Income from operations	$16,530	$6,768	$6,683	$2,761	$4,186
Interest income	108	—	—	63	—
Interest expense	(2,145)	—	(117)	(260)	(116)

Other income	88	700	501	136	145
Other expenses	127	—	—	—	—
Income before taxation	$14,455	$7,468	$7,068	$2,700	$4,215

Income tax	(2,422)	(1,318)	(1,157)	(491)	(739)

Net income	$12,032	$6,150	$5,910	$2,209	$3,476
Basic and diluted net income per common share	0.24	0.14	0.14	0.05	0.08
Basic and diluted dividend paid per common share	—	0.04	0.06	0.10	0.02

Basic weighted average common shares outstanding	50,357,454	44,679,990	43,304,125	43,304,125	43,304,125
Diluted weighted average common shares outstanding	51,088,144	44,679,990	43,304,125	43,304,125	43,304,125

	December 31,
Consolidated Balance Sheets	2007	2006	2005	2004	2003

	(in thousands)
Current Assets	$84,988	$43,821	$21,712	$17,454	$15,054
Total Assets	95,737	44,861	22,320	18,642	15,394
Current Liabilities	39,313	21,784	14,016	13,916	8,774
Long-term Debt	3,910	2,565	-	-	-
Total Liabilities	43,272	24,349	14,016	13,916	8,774
Total Stockholders' Equity	52,465	20,513	8,304	4,725	6,621

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

We specialize in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects. We have completed over one hundred projects throughout China, Hong Kong, Macau, Australia and Southeast Asia, including the National Grand Theater in Beijing, the Meridian Gate Exhibition Hall of the Palace Museum in Beijing’s Forbidden City (winner of the 2005 UNESCO Jury Commendation for Innovation of Asia Pacific Heritage Award), the Beijing Botanical Garden Conservatory (winner of the the Zhan Tian You award in 2003), the Shenzhen Airport Terminal Building, the Shanghai South Railway Station and the Vietnam National Conference Center.. We compete on the strength of our reputation, track record, strong relationships with government and commercial clients and our ability to give expression to the vision of leading architects. By focusing on innovation while outsourcing commoditized manufacturing work, we are able to add artistic and technological value to projects at cost-effective price points.

Our work is performed under cost-plus-fee contracts and fixed-price contracts. The length of our contracts varies but typically has a duration of approximately one to two years. Approximately 90% of our sales are from-fixed price contracts. The remaining 10% of our sales are from cost-plus-fee contracts. Under fixed-price contracts, we receive a fixed price. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Approximately 70% of contracts are modified after they begin, usually to accommodate requests from clients to increase project size and scope. In cases where fixed-price contracts are modified, the fixed price is renegotiated and adjusted upwards accordingly. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs.

Recent Events

April 2007 Issuance of Bonds and Bond Warrants

On April 12, 2007, we completed a financing transaction with ABN AMRO Bank N.V. (“ABN AMRO”) issuing (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Bond Warrants”).

The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to ABN AMRO. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated April 12, 2007 between us and The Bank of New York, London Branch, as amended on August 29, 2007 (the “Trust Deed”). The Bonds are also subject to a paying and conversion agency agreement dated April 12, 2007 between us, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Trust Deed include, among other thing, the following terms:

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

On April 12, 2007, we entered into a warrant instrument with ABN AMRO pursuant to which ABN AMRO purchased the Bond Warrants from us (the “Warrant Instrument”). The Bond Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among us, The Bank of New York and The Bank of New York, London Branch dated April 12, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Bond Warrants become exercisable on October 12, 2008 and terminate on April 12, 2010. The Bond Warrants are exercisable at a per share exercise price of $0.01. We have agreed to list the shares of common stock underlying the Bond Warrants on AMEX, or any alternative stock exchange by April 12, 2008.

On April 12, 2007 we also entered into a registration rights agreement with ABN AMRO pursuant to which we agreed to include the Bonds, the Bond Warrants, and the shares of common stock underlying the Bonds and the Bond Warrants in a pre-effective amendment to the registration statement filed with the SEC and declared effective on September 27, 2007 (the “Initial Registration Statement”). Subsequently, we verbally agreed with ABN AMRO not to include its securities in the Initial Registration Statement and to register them in a separate registration statement of which this prospectus is a part.

October 2007 Initial Public Offering

On October 3, 2007, we completed an initial public offering consisting of 847,550 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.2 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the initial public offering, we sold to the underwriter warrants to purchase up to 73,700 shares of our common stock. The warrants are exercisable at a per share price of $4.20 and will expire if unexercised after five years from the date of issuance.

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

Critical Accounting Policies, Estimates and Assumptions

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes, allowance for doubtful accounts, and the recoverability of the long-lived assets. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue and Cost Recognition – Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. The revenue earned in a period is based on the ratio of costs incurred to the total estimated costs required by the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Total estimated gross profit on a contract, being the difference between total estimated contract revenue and total estimated contract cost, is determined before the amount earned on the contract for a period can be recognized. The measurement of the extent of progress toward completion are used to determine the amount of gross profit earned to date; the earned revenue to date is the sum of the total cost incurred on the contract and the amount of gross profit earned.

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

Selling, General, And Administrative Costs – Selling, general, and administrative costs are charged to expense as incurred. Allowances for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

Contract Receivable – Contract receivable represents billings to customers on the percentage of work completed and recognized to date based on contract price. An allowance is provided for doubtful collections which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We record an allowance for doubtful collections for our outstanding contract receivable at the end of the period in accordance with generally accepted accounting principles in the Untied States, and we consider that allowance to be reasonable at December 31, 2007, 2006, and 2005.

Comprehensive Income – Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. Our current components of other comprehensive income are the foreign currency translation adjustment.

Income Taxes – We use the accrual method of accounting to determine and report its taxable income and use the flow through method to account for tax credits, which are reflected as a reduction of income taxes for the year in which they are available. We have implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States, People’s Republic of China (PRC), Hong Kong SAR, Macau SAR and Australia tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before we are able to realize that tax benefit, or that future realization is uncertain.

Accounting for the Impairment of Long-Lived Assets – The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting periods, there was no impairment loss.

Goodwill and Intangible Assets - In accordance with Statement of Financial Accounting Standard 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” the Company does not amortize goodwill or intangible assets with indefinite lives. For goodwill and other intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Based on the impairment tests performed, there was no impairment of goodwill or other intangible assets in fiscal 2007, 2006 and 2005.

Foreign Currency Translation – The consolidated financial statements are presented in United States dollars. Our functional currencies as well as the functional currencies of our subsidiaries are Renminbi (RMB), Hong Kong Dollar (HKD), Macau Pacata (MOP) & Australian Dollars (AUD). The consolidated financial statements are translated into United States dollars from RMB, HKD, MOP and AUD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Statutory Reserves – Surplus reserves for foreign investment enterprises are referring to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Results of Operations

The following table sets forth our consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 in U.S. dollars:

	Year Ended December 31,
	2007	2006	2005

	(in thousands, except share amounts and earnings per share)
Contract revenues earned	$86,617	$63,359	$49,515

Cost of contract revenues earned	(64,354)	(46,796)	(36,368)

Gross profit	$22,263	$16,563	$13,146

Selling, general and administrative expenses	(5,525)	(5,989)	(6,463)

Non-recurring general and administrative expenses	—	(3,806)	—
Finance Expense	208	—	—
Income from operations	$16,530	$6,768	$6,683
Interest income	108	—	—
Interest expense	(2,145)	—	(117)

Other income	88	700	501
Other expenses	127	—	—
Income before taxation	$14,455	$7,468	$7,068

Income tax	(2,422)	(1,318)	(1,157)

Net income	$12,032	$6,150	$5,910
Basic and diluted net income per common share	0.24	0.14	0.14
Basic and diluted dividend paid per common share	—	0.04	0.06

Basic weighted average common shares outstanding	50,357,454	44,679,990	43,304,125
Diluted weighted average common shares outstanding	51,088,144	44,679,990	43,304,125

Years Ended December 31, 2007 and 2006

Contract revenues earned for the year ended December 31, 2007 were $86.6 million, an increase of $23.3 million, or 37%, from the contract revenues earned of $63.3 million for the comparable period in 2006. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the year ended December 31, 2007. In addition, we also experienced a general increase in the amount of revenue generated per project for the year ended December 31, 2007 as compared to the same period in 2006.

Cost of contract revenues earned for the year ended December 31, 2007 was $64.4 million, an increase of $17.6 million, or 38%, from $46.8 million for the comparable period in 2006. Cost of contract revenues earned consists of raw materials, labor and other operating costs related to contract performance. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the year ended December 31, 2007.

Gross profit for the year ended December 31, 2007 was $22.3 million, an increase of $5.7 million, or 34%, from $16.6 million for the comparable period of 2006. Our gross margin for the year ended December 31, 2007 was 25.7% as compared with 26.1% for the year ended December 31, 2006. The decrease was primarily a result of moderately higher raw material and labor costs.

Selling, general and administrative expenses were $5.5 million for the year ended December 31, 2007, a decrease of approximately $0.5 million, or 8%, from $6.0 million for the comparable period in 2006. The decrease was primarily due to higher expenses in 2006 related to organizational restructuring prior to our IPO in 2007 and operational expansion. There were nil non-recurring general and administrative expenses in fiscal 2007 as compared to $3.8 million in fiscal 2006 due to a one-time brokerage and consulting fees related to our Share Exchange and private placement that occurred in fiscal 2006.

Interest expenses and finance expenses were approximately $2.4 million for the year ended December 31, 2007, an increase of approximately $2.4 million, from $nil for the comparable period in 2006. The increase was due to our issuance of $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) at a discount and 800,000 warrants to purchase an aggregate of 800,000 shares of our common stock in April 2007, which incurred $589,729 accretion of interest discount for warrants, $634,540 for accretion of interest discount for beneficial conversion feature, $438,332 accretion of redemption premium, $43,835 for amortization on bond discount to interest expense and $438,332 for interest payable.

Income tax was $2.4 million for the year ended December 31, 2007 at an effective tax rate of 16.8%, compared with $1.3 million for the year ended December 31, 2006 at an effective tax rate of 17.7%. The primary reason for the increase was due to the increase in income before taxes and the different amounts of income being recognized in the PRC, Hong Kong, Macau & Australia under different tax rates on corporate profits derived from subsidiaries in each location. Our four PRC subsidiaries are generally subject to a PRC income tax rate of 33%; however, in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is currently 15%. In addition, our four Hong Kong subsidiaries are subject to a Hong Kong profits tax rate of 17.5%. Our Macau subsidiary is subject to a Macau profit tax rate of 12%. Our Australia subsidiary is subject to an Australian corporate income tax rate of 30%. We expect our effective tax rates to increase in future periods as a result of new tax laws passed in the PRC.

Net income for the year ended December 31, 2007 was $12.03 million, an increase of $5.88 million, or 96%, from $6.15 million for the comparable period in 2006.

Years Ended December 31, 2006 and 2005

Contract revenues earned for year ended December 31, 2006 were $63.3 million, an increase of $13.8 million, or 28%, from the contract revenues earned of $49.5 million for the year ended December 31, 2005. The primary reason for the increase in contract revenues earned was an increase in the number of projects for the year ended December 31, 2006. In addition, we also experienced a general increase in the amount of revenue generated per project in 2006 as compared to 2005.

Cost of contract revenues earned for the year ended December 31, 2006 was $46.8 million, an increase of $10.4 million, or 29%, from $36.4 million for the year ended December 31, 2005. The increase in costs of contract revenues earned was primarily due to the increased number of projects for the year ended December 31, 2006. Gross profit for the year ended December 31, 2006 was $16.6 million, an increase of $3.5 million, or 26%, from $13.1 million for the year ended December 31, 2005. Our gross margin for the year ended December 31, 2006 was 26.1% as compared with 26.6% for the year ended December 31, 2005.

Selling and administrative expenses were $6.0 million for the year ended December 31, 2006, a decrease of approximately $0.5 million, or 7%, from $6.5 million for the year ended December 31, 2005. The decrease was primarily due to the implementation of internal controls on operating expenses during the year ended December 31, 2006, including stricter control on staff costs, entertainment expenses, and traveling expenses.

Non-recurring general and administrative expenses for the year ended December 31, 2006 were $3.8 million as compared to $nil for the year ended December 31, 2005. The non-recurring general and administrative expense resulted from our payment, through issuance of securities or payment of cash, to service providers that rendered services in connection with the consummation of the Share Exchange and the related transactions. Included in the non-recurring general and administrative expenses was the issuance at the closing of the Share Exchange of 2,000,000 shares of common stock to First Alliance Financial Group for consulting services, issuance of 100,000 shares of common stock, and payment of $445,608 to brokers for services related to the private placement that closed concurrently with the Share Exchange. Each of the shares that were issued for services were valued at $1.60 per share, which is the per share sales price in the private placement.

Income tax was $1.3 million for the year ended December 31, 2006, an effective tax rate of 17.7%, compared with $1.2 million taxes for the year ended December 31, 2005, an effective tax rate of 16.4%. The primary reason for the increase in the dollar amount of the tax was due to the increase in income before taxes. Through two of our subsidiaries, Zhuhai King Glass Engineering Co., Ltd and Zhuhai King General Glass Engineering Technology Co., Ltd, we are generally subject to a PRC income tax rate of 33%; however, in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is currently 15%. In addition, we and two of our subsidiaries are subject to Hong Kong profits tax rate of 17.5%.

Net income for the year ended December 31, 2006 was $6.1 million, an increase of $0.2 million, or 4%, from $5.9 million for the comparable period in 2005.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $4,040,168. Prior to October 17, 2006, we have historically financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers. More recently, we have raised capital through debt and equity offerings.

On October 17, 2006, concurrently with the close of the Share Exchange, we received gross proceeds of $3.7 million in a private placement transaction (the “Private Placement”). For its services as placement agent, WestPark Capital, Inc. received an aggregate fee of approximately $446,000, which consisted of a commission equal to 9.0% of the gross proceeds from the financing and a non-accountable fee of 3% of the gross proceeds. We also incurred legal and accounting expenses of approximately $150,000. After commissions and expenses, we received net proceeds of approximately $3.1 million.

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

In October 2007, we completed an initial public offering consisting of 847,550 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.0 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Also in October 2007, a holder of warrants to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 exercised the warrants. As a result of the exercise, we received gross exercise proceeds of $371,341 and issued 232,088 shares of common stock to the holder.

In October 2006, we opened a line of credit facility with the Zhuhai branch of Bank of East Asia for up to a maximum of RMB20,000,000. The credit facility does not require renewal until October 2011. In order to facilitate the extension of the credit facility, we agreed to deposit the equivalent amount in HKD on fixed deposit terms into the Hong Kong branch of Bank of East Asia. This facility is subject to a current interest rate of 5.508% and interest rate adjusts every 6 months. The amount outstanding as of December 31, 2007 was $546,889.

Our subsidiariy, Zhuhai King Glass Engineering Co., Limited, borrowed from Bank of East Asia with a condominium as collateral. This facility, which is due October 25, 2011, is subject to a current interest rate of 5.832% and interest rate adjusts every 6 months. The amount outstanding as of December 31, 2007 was $169,518.

Full Art International Limited incurred an automobile capital lease obligations due November 12, 2009 that had an outstanding amount of $274,363 as of Decmeber 31, 2007.

We also opened a line of credit and a trust receipts line with the Hong Kong Branch of Dah Sing Bank. The credit facilities are set to expire on November 28 and November 25, 2008, respectively, which had approximately $257,926 and $1,773,735 , respectively, outstanding as of December 31, 2007.

On February 19, 2008, we and Techwell Engineering Limited were granted a performance bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount is $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of performance bond.ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited.

We also lease certain administrative and production facilities from third parties. Accordingly, for the years ended December 31, 2007 and 2006, we incurred rental expenses of $437,750 and $385,386, respectively.

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

Net cash used in operating activities for the year ended December 31, 2007 was $12.8 million, as compared to $5.8 million used in the same period in 2006. The change is primarily the result of an add-back of non-cash amortization expense on the convertible bonds, an increase in receivables due to a relatively long collection period typical of the architecture industry in China, an increase in net operating income and an increase in payables for the year ended December 31, 2007.

Net cash used in operating activities for the year ended December 31, 2006 was $5.8 million, as compared to $4.1 million provided by operating activities in the same period in 2005. The decrease in cash provided from operating activities is primarily the result of a significant increase in receivables from $6.6 million to $18.3 million and an increase in restricted cash, partially offset by an increase in net income and payables during the year ended December 31, 2006, both of which was the result of an increase in sales. The increase in restricted cash from $600,000 in 2005 as compared to an increase of $2.2 million in 2006, resulting from our deposit of such amount on fixed deposit terms with the Hong Kong branch of Bank of East Asia to facilitate a line of credit facility in the same amount from the Zhuhai branch of Bank of East Asia. We established and borrowed the full amount available under the line of credit to replace a 2005 short term loan from another bank that was expiring.

We experienced an increase of revenue of $23.3 million for the year ended December 31, 2007 compared to an increase of $13.8 million for the same period in 2006. Contracts receivables as of December 31, 2007 were $13.0 million, an increase of $5.4 million, over contracts receivables of $7.6 million as of December 31, 2006. The increase in contracts receivable reflected an increase in contract revenue earned. In addition, because the collection period typically runs from three months to one year, the increase in contracts receivable reflects not only the increase in sales but also the long collection period. Since we require an average of one to two months to receive products we order from the date of our order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders.

Net cash used by investing activities was approximately $1.6 million for the year ended December 31, 2007 compared to approximately $89,250 used for the year ended December 31, 2006. The change was mainly a result of an increase of fixed assets purchased. Net cash used by investing activities was $89,250 for the year ended December 31, 2006, as compared to net cash provided by investing activities of $390,287 for the year ended December 31, 2005.

Net cash provided by financing activities was $14.9 million for the year ended December 31, 2007 compared to $6.9 million used for the year ended December 31, 2006. The increase was primarily due to the receipt of $9.7 million for the issuance of convertible bonds and warrants, $3.3 million from the IPO and $1.4 million repayment from shareholder. We borrowed short-term loans of $2.6 million and repaid long-term loans of $2.1 million.

Net cash provided by financing activities was $6.9 million for the year ended December 31, 2006 compared to cash used by financing activities of $7.2 million for the year ended December 31, 2005. The increase in cash provided was primarily to $7.1 million received in 2006 from the issuance of common stock and $2.6 million received as proceeds from a long-term loan, whereas there were no such cash provided in 2005. In addition, we had $4.8 million in repayment of short-term loans in 2005 and only repayment amounts of $743,742 in 2006.

At December 31, 2007, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We intend to expend a significant amount of capital to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective may be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Contractual obligations

The following table describes our contractual commitments and obligations as of December 31, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$487,345	$276,195	$211,150	$—	$—
Long-term debt(1)	$10,443,881	$—	$274,363	$10,169,518	$—

(1) Include the $10 million convertible bond at face value, which may convert into our common stocks after April 12, 2008, accordingly we may re-classify upon conversion.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115” (SFAS 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (‘‘SFAS 141(R)’’). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements − an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company is currently evaluating the impact of SFAS 160 on the Company’s consolidated financial statements.

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

Foreign Currency Risk. The functional currencies of our company are Renminbi (RMB), Hong Kong Dollar (HKD), Macau Pacata (MOP) and Australian Dollar (AUD). Substantially all of our operations are conducted in the PRC. Substantially all of our sales and purchases are conducted within the PRC in RMB. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to China Architectural Engineering, Inc.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

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

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

Item 11.   Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” below in this Item 15 of this Annual Report on Form 10-K.

3. Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II
China Architectural Engineering, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2007, 2006 and 2005

Allowance for Doubtful Accounts:	Balance at the Beginning of the Year	Charge to Cost and Expenses	Deductions	Balance at the End of the Year

Year ended December 31, 2005	$427,668	$-	$(24,073)	$403,595
Year ended December 31, 2006	403,595	14,053	-	417,648
Year ended December 31, 2007	417,648	-	(201,947)	215,701

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Zhuhai, People’s Republic of China, on March 31, 2008.

China Architectural Engineering, Inc.

/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer, Chief Operating Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luo Ken Yi	Chief Executive Officer, Chief Operating Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2008
Luo Ken Yi
/s/ Xinyue Jasmine Geffner	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
Xinyue Jasmine Geffner

/s/ Tang Nianzhong	Vice General Manager and Director	March 31, 2008
Tang Nianzhong

/s/ Ye Ning	Vice General Manager and Director	March 31, 2008
Ye Ning

/s/ Zheng Jinfeng	Director	March 31, 2008
Zheng Jinfeng

/s/ Zhao Bao Jiang	Director	March 31, 2008
Zhao Bao Jiang

/s/ Kelly Wang	Director	March 31, 2008
Kelly Wang

Exhibit Index

Exhibit No.	Exhibit Description

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

4.2
Trust Deed, dated April 12, 2007, by and between the Registrant and The Bank of New York, London Branch (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007).

4.2(a)
Amended and Restated Trust Deed, originally dated April 12, 2007, amended and restated August 29, 2007 by and between the Registrant and The Bank of New York, London Branch (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 4, 2007).

4.3
Paying and Conversion Agency Agreement, dated April 12, 2007, by and among the Registrant, The Bank of New York, and The Bank of New York, London Branch (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007).

4.4
The Warrant Instrument, dated April 12, 2007, by and between the Registrant and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007).

4.5
Warrant Agency Agreement, dated April 12, 2007 among Company, The Bank of New York and The Bank of New York, London Branch (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007).

4.6
Registration Rights Agreement, dated April 12, 2007, by and between the Registrant and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007).

4.6(a)
Written description of oral agreement between the Registrant and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 4.8(a) to the Form S-1/A filed with the Securities and Exchange Commission on September 21, 2007).

10.1	Form of Subscription Agreement dated October 17, 2006 (incorporated by reference to Exhibit 10.1 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

Exhibit No.	Exhibit Description

10.1(a)
Form of Waiver of Penalties dated August 29, 2007 Related to Registration Rights (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 4, 2007).

10.2	Form of Subscription Agreement dated October 2004 (incorporated by reference to Exhibit 10.2 to the Form SB-2/A filed with the Securities and Exchange Commission on October 1, 2004).

10.3
Employment Agreement dated December 30, 2005 by and between the Registrant and Luo Ken Yi (translated to English) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.4
Employment Agreement dated January 11, 2004 by and between the Registrant and Tang Nianzhong (translated to English) (incorporated by reference to Exhibit 10.4 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

10.5
Employment Agreement by and between the Registrant and Ye Ning (translated to English) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.6
Employment Agreement dated January 1, 2006 by and between the Registrant and Li Guoxing (translated to English) (incorporated by reference to Exhibit 10.6 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

10.7
Employment Agreement dated January 1, 2005 by and between the Registrant and Bai Fai (translated to English) (incorporated by reference to Exhibit 10.7 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

10.8
Employment Agreement dated December 26, 2005 by and between the Registrant and Wang Zairong (translated to English) (incorporated by reference to Exhibit 10.8 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

10.9
Employment Agreement dated December 20, 2005 by and between the Registrant and Feng Shu (translated to English) (incorporated by reference to Exhibit 10.9 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

10.10
Employment Agreement dated December 26, 2006 by and between the Registrant and Wang Xin (translated to English) (incorporated by reference to Exhibit 10.10 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

10.11
Office and Factory Lease Agreement dated July 13, 2005 by and between the Registrant and Zhuhai Yuping Kitchen Equipment Co., Ltd. (translated to English) (incorporated by reference to Exhibit 10.11 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

10.12
Lease Agreement by and between the Registrant and Beijing Aoxingyabo Technology Development Co., Ltd (translated to English) (incorporated by reference to Exhibit 10.12 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

10.13
Property Rental Contract by and between the Registrant and Shanghai Sandi CNC equipment Ltd. Co (translated to English) (incorporated by reference to Exhibit 10.13 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

10.14
Subscription Agreement, dated March 27, 2007, by and between the Registrant and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007).

10.15
Joint Venture Agreement dated May 11, 2007 entered into by and between CPD (Australia) Holding Pty Ltd. and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007).

10.16
Form of Registration Rights Agreement entered into by and between the Registrant, First Alliance Financial Group, Inc. and WestPark Capital, Inc. Affiliates (incorporated by reference to Exhibit 10.16 to Form S-1/A filed with the Securities and Exchange Commission on September 4, 2007).

Exhibit No.	Exhibit Description

10.16(a)
Form of Waiver of Penalties Related to Registration Rights entered into by and between the Registrant, First Alliance Financial Group, Inc. and WestPark Capital, Inc. Affiliates (incorporated by reference to Exhibit 10.16(a) to the Form S-1/A filed with the Securities and Exchange Commission on September 4, 2007).

10.16(b)
Written description of oral agreement between the Registrant, First Alliance Financial Group, Inc., and WestPark Capital, Inc. Affiliates (incorporated by reference to Exhibit 10.16(b) to the Form S-1/A filed with the Securities and Exchange Commission on September 21, 2007).

10.17
China Architectural Engineering, Inc. 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

10.18
Form of Notice of Grant of Stock Option of the Registrant (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

10.19
Form of Stock Option Agreement (including Addendum) of the Registrant (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

10.20
Form of Stock Issuance Agreement (including Addendum) of the Registrant (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

10.21
Form of Stock Purchase Agreement (including Addendum) of the Registrant (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

10.22
Stock Purchase Agreement dated November 6, 2007, entered into by and among Ng Chi Sum, Yam Mei Ling, the Registrant and Full Art (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007).

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

CHINA ARCHITECTURAL ENGINEERING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

(Stated in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
China Architectural Engineering, Inc.

We have audited the accompanying consolidated balance sheets of China Architectural Engineering, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Architectural Engineering, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
February 6, 2008	Certified Public Accountants

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006
(Stated in US Dollars)

	As of December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$4,040,168	$2,115,966
Restricted cash	595,016	2,743,142
Contract receivables, net	13,047,559	7,573,913
Costs and earnings in excess of billings	57,488,693	22,487,792
Job disbursements advances	2,454,106	5,236,327
Tender and other site deposits	83,046	3,427,490
Other receivables	6,640,865	213,257
Inventories	528,743	23,108
Other current assets	109,533
Total current assets	84,987,729	43,820,995

Non-current assets
Plant and equipment, net	2,582,554	474,498
Intangible Assets	70,386	-
Security deposits	-	565,795
Organization cost	92,741	-
Goodwill	7,995,896	-
Other non-current asset	7,505	-

TOTAL ASSETS	$95,736,811	$44,861,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$2,578,550	$-
Accounts payable	18,737,771	15,202,029
Amount due to shareholder	1,334,856	1,735
Other payables	9,193,186	1,091,382
Income tax payable	2,673,643	1,263,491
Business and other taxes payable	3,538,336	2,058,327
Customers’ deposits	757,079	1,272,312
Job disbursements payable	-	-
Other Accruals	499,684	894,329
Total current liabilities	39,313,105	21,783,605

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2007 and 2006
(Stated in US Dollars)

	As of December 31,
	2007	2006

Non-current liabilities
Long term bank loans	$443,881	$2,564,979
Convertible bond payable, net	3,465,741	-
Minority interest	49,482	-

TOTAL LIABILITIES	$43,272,209	$24,348,584

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2007 and 2006	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 51,783,416 and 50,000,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	51,784	50,000
Additional paid in capital	23,665,558	7,074,701
Statutory reserves	3,040,595	1,437,223
Accumulated other comprehensive income	1,892,829	469,964
Retained earnings	23,813,836	11,480,816
	52,464,602	20,512,704
TOTAL LIABILITEIS AND STOCKHOLDERS’ EQUITY	$95,736,811	$44,861,288

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

	Years ended December 31,
	2007	2006	2005

Contract revenues earned	$86,617,239	$63,359,174	$49,514,654

Cost of contract revenues earned	(64,353,915)	(46,796,419)	(36,368,231)

Gross profit	$22,263,324	$16,562,755	$13,146,423

Selling, general and administrative expenses	(5,525,130)	(5,989,328)	(6,463,252)
Non-recurring general and administrative expenses	-	(3,805,608)	-
Finance expenses	208,197	-	-

Income from operations	$16,529,997	$6,767,819	$6,683,171

Interest income	108,241	-	-
Interest expense	(2,144,768)	-	(116,750)
Other income	88,385	700,170	501,128
Other expenses	127,043	-	-

Income before taxation	$14,454,812	$7,467,989	$7,067,549

Income tax	(2,422,484)	(1,318,221)	(1,157,271)

Net income	$12,032,328	$6,149,768	$5,910,278

Basic net income per common share	$0.239	$0.138	$0.136
Diluted net income per common share	$0.236	$0.138	$0.136

Basic weighted average common shares outstanding	50,357,454	44,679,990	43,304,125
Diluted weighted average common shares outstanding	51,088,144	44,679,990	43,304,125

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$12,032,328	$6,149,768	$5,910,278
Depreciation Expense	334,378	222,424	200,793
Bad Debt Expense	291,666	-	-
Amortization Expense on convertible bond	2,144,768	-	-
Profit on disposal of land use rights	-	-	(15,248)
Decrease/(increase) in restricted cash	2,148,126	(2,224,783)	600,247
Decrease/(increase) in security deposit	565,795	(565,795)	-

(Increase)/decrease in inventories	(505,635)	281	(8,366)
(Increase)/decrease in receivables	(41,988,830)	(18,279,917)	(6,631,038)
(Increase)/decrease in other assets	(117,038)	-	-
Increase/(decrease) in payables	12,306,736	8,930,623	4,059,391
Net cash provided/(used) in operating activities	$(12,787,706)	$(5,767,399)	$4,116,057

Cash flows from investing activities
Disposals/(purchases) of land use rights	$-	$-	$694,946
Decrease/(increase) in restricted cash	2,148,126	(2,224,783)	600,247
Decrease/(increase) in security deposit	565,795	(565,795)	-
Purchases of plant and equipment	(1,649,170)	(89,250)	(304,659)
Net cash provided/(used) in investing activities	$(1,649,170)	$(89,250)	$390,287

Cash flows from financing activities
Proceeds from short-term loans	$2,578,550	$-	$-
Repayments of short-term loans	-	(743,742)	(4,795,738)
Proceeds from long-term loans	-	2,564,979	-
Repayments of long-term loans	(2,121,098)	-	-
Proceeds for amount due to shareholder	1,442,291	-	132,570
Repayments of amount due to shareholder	-	(418,821)	-
Proceeds from issuance of common stock	3,338,470	6,696	-
Increase in additional paid in capital from issuance of common stock	-	7,106,561	-
Dividends paid	-	(1,576,796)	(2,571,395)
Issuance of convertible bond and warrants	9,700,000	-	-
Net cash provided/(used) in financing activities	$14,938,213	$6,938,877	$(7,234,563)

Net increase/(decrease) in cash and cash equivalents	$501,337	$1,082,228	$(2,728,219)
Effect of foreign currency translation on cash and cash equivalents	1,422,865	521,921	251,765

Cash and cash equivalents - beginning of year	2,115,966	511,817	2,988,271

Cash and cash equivalents – end of year	$4,040,168	$2,115,966	$511,817

Other supplementary information:
Cash paid during the year for:
Interest paid	$119,335	$71,656	$116,750
Income tax paid	$1,012,332	$798,988	$446,850

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
CONSOLIDATED STATEMETN OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2007, 2006, AND 2005
(Amount Stated in USD)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other Comprehensive income	Retained earnings	Total
Balance, January 1, 2005	43,304,125	$43,304	$-	$1,299,156	$(292,312)	$3,675,169	$4,725,317
Net income						5,910,278	5,910,278
Foreign currency translation adjustment					240,355		240,355
Total Comprehensive income							6,150,633
Dividend paid						(2,571,396)	(2,571,396)
Increase to additional paid in capital from reverse acquisition transaction reflecting cash held by SRKP 1, Inc.			5,722			(5,722)	-
Appropriations to statutory revenue reserves				104,543		(104,543)	-
Balance, December 31, 2005	43,304,125	$43,304	$5,722	$1,403,699	$(51,957)	$6,903,786	$8,304,554

Balance, January 1, 2006	43,304,125	43,304	5,722	1,403,699	(51,957)	6,903,786	8,304,554
Net income						6,149,768	6,149,768
Foreign currency translation adjustment					521,921		521,921
Total Comprehensive income							6,671,689
Dividend paid						(1,576,796)	(1,576,796)
Issuance of common stock	6,695,875	6,696					6,696
Additional paid in capital from issuance of common stock in cash			7,068,979				7,068,979
Adjustment of additional paid in capital to retained earnings in connection with share exchange						37,582	37,582
Appropriations to statutory revenue reserves				33,524		(33,524)	-
Balance, December 31, 2006	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$20,512,704

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
CONSOLIDATED STATEMETN OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2007, 2006, AND 2005
(Amount Stated in USD)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other Comprehensive income	Retained earnings	Total
Balance, January 1, 2007	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$20,512,704
Net income						12,032,328	12,032,328
Foreign currency translation adjustment					1,422,865		1,422,865
Total Comprehensive income							13,455,193
Proceed from issuance of common stock	1,783,416	1,784	9,163,264				9,165,048
Less: Cost of stock issuance			(951,434)				(951,434)
Adjustment of Zhuhai KGE Co Ltd Retained Earnings to eliminate Dividend Paid						3,844,897	3,844,897
Adjustment of Zhuhai Career Training School pre-acquisition Deficits						14,429	14,429
Adjustment of CAEI retained earnings/(deficits)						(1,955,262)	(1,955,262)
Additional Paid-in Capital from warrants and beneficial conversion feature			8,379,027				8,379,027
Appropriation to statutory reserve				1,603,372		(1,603,372)	-
Balance, December 31, 2007	51,783,416	$51,784	$23,665,558	$3,040,595	$1,892,829	$23,813,836	$52,464,602

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Architectural Engineering, Inc. (CAEI or the “Company”) formerly SKRP 1, Inc., was incorporated in the State of Delaware, United State on March 16, 2004. The Company’s common stock was listed for trading on the American Stock Exchange on September 28, 2007.

On October 17, 2006, the Company underwent a reverse-merger with Full Art International Ltd. (a Hong Kong company) and its four wholly-owned subsidiaries as detailed in Note 2. (b) Consolidation below, involving an exchange of shares whereby the Company issued an aggregate of 43,304,125 shares of common stock in exchange for all of the issued and outstanding shares of Full Art. CAEI was the accounting acquiree. For financial reporting purposes, this transaction is classified as a recapitalization of China Architectural Engineering, Inc. and the historical financial statements of Full Art.

The Company through its subsidiaries conducts its principal activity as glass wall contractors, specifically specializing in the design, manufacturing, installation and maintenance of structural glass and other light structure building systems, throughout China, Australia, Southeast Asia, the Middle East, and the United States.

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

(b)  Consolidation

The consolidated financial statements include the accounts of the Company and its ten subsidiaries. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The Company owned the subsidiaries since its reverse-merger on October 17, 2006. As of December 31, 2007, detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity interest %

Full Art International Limited	Hong Kong	100

Zhuhai King Glass Engineering Co., Limited	PRC	100

Zhuhai King General Glass Engineering Technology Co., Limited	PRC	100

King General Engineering (HK) Limited	Hong Kong	100

KGE Building System Limited	Hong Kong	100

KGE Australia Pty Limited	Australia	55

Zhuhai City, Xiangzhou District Career training School	PRC	72

Techwell Engineering Limited	Hong Kong	100

Techwell International Limited	Macau	100

Techwell Building System (Shenzhen) Co. Limited	PRC	100

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(d)  Plant and equipment

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

(e)   Accounting for the impairment of long-lived assets

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(f)   Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” the Company does not amortize goodwill or intangible assets with indefinite lives.

For goodwill and other intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Based on the impairment tests performed, there was no impairment of goodwill or other intangible assets in fiscal 2007, 2006 and 2005.

(g)  Inventories

Inventories are raw materials, which are stated at the lower of weighted average cost or market value.

(h)  Contracts receivable

Contracts receivable from performing construction of industrial and commercial buildings are based on contracted prices. The company provides an allowance for doubtful debts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

(i)   Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(j)   Restricted cash

Restricted cash represents time deposit accounts to secure notes payable and bank loans.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(k)  Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 2,857,143 dilutive shares on an “as converted” basis for the Convertible Bond were excluded from the calculation of diluted EPS for the year ended December 31, 2007 since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2007 and 2006 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

Components of basic and diluted earnings per share were as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Net Income	$12,032,328	$6,149,768	$5,910,278

Basic Weighted Average Shares	50,357,454	44,679,990	43,304,125
Dilutive Shares:
- Addition to Common Stock from Conversion of Notes	-	-	-
- Addition to Common Stock from Exercise of Warrants	730,690	-	-
Diluted Weighted Average Outstanding Shares:	51,088,144	44,679,990	43,304,125

Earnings Per Share
- Basic	$0.239	$0.138	$0.136
- Diluted	$0.236	$0.138	$0.136

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(l)   Revenue and cost recognition

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(m) Income taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Company also adopted FIN 48, Accounting for Uncertainty in Tax Positions.

Income tax liabilities computed according to the United States, People’s Republic of China (PRC), Hong Kong SAR, Macau SAR and Australia tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
Zhuhai King Glass Engineering Co., Limited and Zhuhai King General Glass Engineering Technology Co., Limited (“Zhuhai KGGET”) are located in Zhuhai and is subject to the PRC corporation income tax rate of 33%. However, in accordance with the relevant tax laws and regulations of PRC, the Zhuhai local corporation income tax rate is 15%. Zhuhai KGGET is presently dormant, and from the time that it has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Zhuhai KGGET has enjoyed this tax incentive in the previous years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law will become effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. Zhuhai KGGETanticipates that as a result of the new EIT law, its income tax provision will increase, which could adversely affect Zhuhai KGGETfinancial condition and results of operations.

•
Full Art International Limited, King General Engineering (HK) Limited, and KGE Building System Limited are subject to Hong Kong profits tax rate of 17.5%. Currently, Full Art has around US$370,000 tax losses carried forward. KGE Building System has around US$33,000 tax losses carried forward. King General Engineering (HK) does not have any material tax losses carried forward.

•
Techwell Engineering Limited is subject to Hong Kong tax rate of 17.5%. Techwell International Limited is a Macau registered company and therefore is subject to Macau profit tax rate of 12%. Techwell Building System (Shenzhen) Co. Limited Is located in Shenzhen and is subject to PRC corporate income tax rate of 33%. No tax was provisioned as the Company acquired Techwell on November 6, 2007.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

•	KGE Australia Pty Limited is subject to corporate income tax rate of 30%.

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957.

•
The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in China and Hong Kong. Based on the consolidated net income for the year ended December 31, 2007, the Company shall be taxed at the 35% tax rate.

(n)  Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $140,236, $151,821, and $114,731 for the periods ended December 31, 2007, 2006, and 2005, respectively.

(o)  Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $111,129, $50,117, and $58,865 for the periods ended December 31, 2007, 2006, and 2005, respectively.

(p)  Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The contributions were $246,656, $118,856, and $109,941 for the periods ended December 31, 2007, 2006, and 2005, respectively.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(q)  Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currencies of the Company are Renminbi (RMB), Hong Kong Dollar (HKD), Macau Pacata (MOP) and Australia Dollar (AUD). The consolidated financial statements are translated into United States dollars from HKD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2007	2006	2005
Period end RMB : US$ exchange rate	7.3141	7.8175	8.0734
Average yearly RMB : US$ exchange rate	7.6172	7.9819	8.2033

	2007	2006	2005
Period end HKD : US$ exchange rate	7.8049	7.7794	7.7535
Average yearly HKD : US$ exchange rate	7.8026	7.7690	7.7779

	2007	2006	2005
Period end MOP : US$ exchange rate	8.1594	-	-
Average yearly MOP : US$ exchange rate	8.2166	-	-

	2007	2006	2005
Period end AUD : US$ exchange rate	1.1419	-	-
Average yearly AUD : US$ exchange rate	1.1954	-	-

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(r)   Statutory reserves

Statutory reserves for foreign investment enterprises are referring to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(s)   Comprehensive income

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(t)   Recent accounting pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115” (SFAS 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (‘‘SFAS 141(R)’’). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on the Company’s consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements − an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company is currently evaluating the impact of SFAS 160 on the Company’s consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

3.	CONTRACT RECEIVABLES

	December 31, 2007	December 31, 2006

Contract receivables	$13,263,260	$7,991,561
Less: Allowance for doubtful accounts	(215,701)	(417,648)

Net	$13,047,559	$7,573,913

Allowance for Doubtful Accounts

	December 31, 2007	December 31, 2006

Beginning balance	$417,648	$403,595
Add: Allowance created		14,053
Less: Bad debt charged against allowance	(201,947)

Ending balance	$215,701	$417,648

4.	INVENTORIES

	December 31, 2007	December 31, 2006
Raw materials at sites	$528,743	$23,108

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

5.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of: -

	December 31, 2007	December 31, 2006
At cost
Motor vehicle	$1,223,692	$453,917
Machinery and equipment	3,383,123	1,417,256
Furniture, software and office equipment	625,102	669,480
Building	290,652	-
Leasehold improvement	189,403	-
	$5,711,972	$2,540,653

Less: Accumulated depreciation
Motor vehicle	$593,141	$401,862
Machinery and equipment	2,227,231	1,190,795
equipment	269,695	473,498
Building	9,810	-
Leasehold improvement	29,541	-
	$3,129,418	$2,066,155

	$2,582,554	$474,498

Depreciation expenses included in the selling and administrative expenses for years ended December 31 2007, 2006, and 2005 were $334,378, $222,424 and $159,641 respectively.

6.	INTAGIBLE ASSETS

	December 31, 2007	December 31, 2006
At cost
Intangible Assets	$99,567	$-
Less: Accumulated amortization	29,181	-

	$70,386	$-

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

7.	LOANS

A.  SHORT-TERM BANK LOANS

	December 31, 2007	December 31, 2006

Bank of East Asia Ltd., line of credit, at 5.508% per annum, subject to variation every 6 months, due October 25, 2011	$546,889	$-

Dah Sing Bank, 5.0% per annum, line of credit, due November 28, 2008	257,926	-

Dah Sing Bank, 5.5% per annum, trust receipts, due November 25, 2008	1,773,735	-

	$2,578,550	$-

In October 2006, the Company opened a line of credit facility with the Zhuhai branch of Bank of East Asia for a maximum of RMB20,000,000. The credit facility does not require renewal until October 2011. In order to facilitate the extension of the credit facility, the Company agreed to deposit the equivalent amount in HKD on fixed deposit terms into the Hong Kong branch of Bank of East Asia. This facility is subject to a current interest rate of 5.508% and interest rate adjusts every 6 months.

B.	LONG-TERM BANK LOANS

	December 31, 2007	December 31, 2006

Bank of East Asia Ltd., line of credit, at 5.832% per annum, subject to variation ever 6 months, due October 25, 2011	$169,518	$2,564,979

Auto capital lease obligations (hire purchase) due November 12, 2009	274,363	-
	$443,881	$2,564,979

Zhuhai King Glass Engineering Co., Limited borrowed from Bank of East Asia with a condominium as collateral. This facility is subject to a current interest rate of 5.832% and interest rate adjusts every 6 months.

Full Art International Limited borrowed a hire purchase (car) loan from DBS Bank.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

8.	CONVERTIBLE BONDS AND BOND WARRANTS (CONTINUED)

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

On April 12, 2007, the Company also entered into a registration rights agreement with the Subscriber pursuant to which the Company agreed to include the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants in a pre-effective amendment to a registration statement that the Company have on file with the SEC. Subsequently, the Company verbally agreed with the Subscriber not to include the Subscriber’s securities in the pre-effective amendment to the registration statement and to register them in a separate registration statement to be filed promptly after the effective date of the previously filed registration statement. The Company registered resale of the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants in a registration statement that was declared effective by the SEC on February 7, 2008.

On April 12, 2007, the date of issuance, the Company determined the fair value of the Bonds to be $9,700,000. The warrants and the beneficial conversion feature were $3,207,790 and $3,507,791 respectively, which were determined under the Black-Scholes valuation method. They are included under stockholders’ equity as additional paid in capital – stock warrants and additional paid in capital – beneficial conversion feature respectively in accordance with guidance of APB 14 and EITF No. 98-5. Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the interest method of 5 years.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

8.	CONVERTIBLE BONDS AND BOND WARRANTS (CONTINUED)

Because of the fact that the $10,000,000 Variable Rate Convertible Bonds contain three separate securities and yet merged into one package, the bond security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Bond Discount	300,000
(2)	Warrants	4,036,170
(3)	Beneficial Conversion Feature	4,342,857

The above items (1), (2), and (3) are to be amortized to interest expense over the term of the bonds by the effective interest method as disclosed in the table below.

The Convertible Bonds Payable, net consists of the following: -

December 31, 2007

Convertible Bonds Payable	$10,000,000
Less: Interest discount – Warrants	(4,036,170)
Less: Interest discount – Beneficial conversion feature	(4,342,857)
Less: Bond discount	(300,000)
Accretion of interest discount – Warrant	589,729
Accretion of interest discount – Beneficial conversion feature	634,540
Amortization of bond discount to interest expense	43,835
6% Interest Payable	438,332
Accretion of redemption premium	438,332

Net	$3,465,741

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

9.	CONTRACT REVENUES EARNED

The contract revenues earned for the years ended December 31, 2007, 2006 and 2005 consist of the following: -

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005

Billed	$60,241,592	$41,906,743	$37,825,662

Unbilled	26,375,647	21,452,431	11,688,992

	$86,617,239	$63,359,174	$49,514,654

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

10.	INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the periods ended December 31, 2007, 2006, and 2005: -

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005

Tax at the PRC, HK, Macau & Australia income tax rates	$4,770,088	$2,464,436	$2,332,291
Effect of PRC government grants	(2,347,604)	(1,146,215)	(1,175,020)

Current income tax expense	$2,422,484	$1,318,221	$1,157,271

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax preferences which is defined as "two-year exemption followed by three-year half exemption" enjoyed by tax payers. As a result of the new tax law, a standard 15% tax preference terminated as of December 31, 2007. The PRC government has established a set of transition rules to allow enterprises using tax preferences before January 1, 2008 to continue using the tax preferences on a transitional basis until being the new tax rates are fully implemented over a five year period.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

11.	COMMITMENTS

The Company leases certain administrative and production facilities from third parties. Accordingly, for the years ended December 31, 2007 and 2006, the Company incurred rental expenses of $437,750 and $385,386 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the years ended December 31,
2008	$276,195
2009	113,730
2010	89,553
2011	7,867
$487,345

12.	RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms:

The amount due to shareholder at December 31, 2007 and December 31, 2006 were $1,334,856 and $1,735, respectively.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

13.	OTHER EVENTS

On October 3, 2007, the Company issued 847,550 shares of common stock at $3.50 per share upon the closing of an initial public offering. The Company’s sale of common stock, which was sold indirectly by the Company to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.0 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the initial public offering, the Company sold to the underwriter warrants to purchase up to 73,700 shares of its common stock. The warrants are exercisable at a per share price of $4.20 and will expire if unexercised after five years from the date of issuance.

In October 2007, a holder of warrants to purchase 232,088 shares of our common stock at a per share exercise price of $1.60 exercised the warrants. As a result of the exercise, we received gross exercise proceeds of $371,341 and issued 232,088 shares of common stock to the holder.

On November 6, 2007, the Company, through Full Art, acquired all of the issued and outstanding shares (the “Techwell Shares”) in the capital of Techwell Engineering Limited (which has two subsidiaries), a limited liability company incorporated in Hong Kong (“Techwell”) pursuant to a Stock Purchase Agreement (the “Agreement”) dated November 6, 2007, entered into by and among Mr. Ng, Chi Sum and Miss Yam, Mei Ling (the “Shareholders”), the Company and Full Art (the “Techwell Acquisition”), to consummate the acquisition transaction. Pursuant to the terms of the Stock Purchase Agreement, the Shareholders agreed to sell and transfer all of the Techwell Shares to Full Art for a purchase consideration of US$11,654,566 payable in cash and shares of the Company (in equal portion). Thirty percent of the stock consideration paid to the Shareholders will be held in a third-party escrow account for up to two years to cover potential indemnification obligations of the Shareholders. Techwell is engaged in the business of manufacturing and constructing external building facades, including roofing systems for buildings and curtain wall systems and accessories. This transaction resulted in goodwill of $7,995,896 for the year ended December 31, 2007.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

14.	SUBSEQUENT EVENTS

On February 19, 2008, the Company and Techwell Engineering Limited were granted a performance bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount is USD10,000,000, at a tenor of up to 1 year with 2% flat interest rate on the issued amount of performance bond. ABN AMRO requires guarantees as follows:

•	Irrevocable and unconditional guarantee executed by Zhuhai KGGET and
•	Share charge over the shares of the Company for a minimum value of USD$5,000,000 or equivalent, executed by KGE Group Limited.