Form 10-K/A
period 2007-12-31
China Architectural Engineering, Inc.
filed 2008-04-29
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

There were 51,783,416 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 28, 2008. The registrant’s common stock is listed on the American Stock Exchange under the ticker symbol “RCH.”

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note: This Form 10-K/A for is being filed in order to complete Part III of Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”) and fully comply with all required information pursuant to Regulation S-K and Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

CHINA ARCHITECTURAL ENGINEERING, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K /A
For the Fiscal Year Ended December 31, 2007

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Luo Ken Yi	51	Chief Executive Officer, Chief Operating Officer and Chairman of the Board
Tang Nianzhong	45	Director and Vice President, China Operations
Ye Ning	51	Director and Vice President
Li Guoxing	34	General Manager of Design
Bai Fei	36	General Manager of China Marketing
Wang Zairong	55	Chief Technology Officer
Feng Shu	71	Research and Development Supervisor
Charles John Anderson	54	President, U.S. Operations
Xinyue Jasmine Geffner	35	Chief Financial Officer
Zheng Jinfeng	72	Director
Zhao Bao Jiang	67	Director
Kelly Wang	38	Director

Luo Ken Yi has been Chief Executive Officer, Chief Operating Officer and Chairman of the Board since 1992. He served as Project Manager and Production Manager at P.X. Engineering, Inc. in the U.S from 1989 to 1991. Mr. Luo founded Kangbao Electronics Co., Ltd. in Shunde, Guangdong, China, where he served as Chief Engineer, Technical Manager, Vice Manager General and Deputy President from 1986 to 1989. Mr. Luo founded us in 1992 and served as Chief Managing Director. Later, he studied steel supported glass curtain wall design in the U.S. and Europe 1992 to 1994. He was appointed Vice President of the Architectural Glass and Metal Structure Institute of Qinghua University in 1999. In 2000 he was appointed by the Chinese Ministry of Construction to head the committee on creating national standards for the glass curtain wall industry. Mr. Luo and the Company own over 62 patents related to building envelope systems technology. He was honored as one of the “Ten Great Leaders in Technology” and has published numerous books and articles. Luo Ken Yi studied Medicine at the Guangzhou University of Chinese Medicine, graduating in 1983, and Mechanical Engineering at Bunker Hill Community College, graduating in 1988. Mr. Luo received an MBA from Australia Murdoch University in 1998.

Tang Nianzhong has been Vice President, China Operations and a Director since October 1995. From 1986 to 1994, he worked in the bone surgery department of the Nanhai People’s Hospital in Foshan. From 1994 to 1995 he was Vice General Manager of Foshan Xinhua Advertising Co., Ltd. In 1995 he joined us, where he has served as Production Manager, Sales Manager, Project Manager, Administration Manager and Vice General Manager. Tang Nianzhong graduated from the Guangzhou University of Chinese Medicine, Department of Medicine, in 1986. In 1999 he received his MBA from Murdoch University in Australia.

Ye Ning has been Vice President and a Director since January 1993. From 1983 to 1988 he served on the staff of the Guangzhou Institute of Physical Education. From 1988 to 1993 he worked in the orthopedics department of the Nanhai People’s Hospital in Foshan. In 1993 he joined us, where he has served as Project Manager, Operations Manager, Purchasing Manager and Vice General Manager. Ye Ning graduated from the Guangzhou University of Chinese Medicine, Department of Medicine in 1983.

Li Guoxing has been Vice General Manager of Design since 2001. In 1998 he joined us, where he has worked and served as Designer, Chief Engineer, and Leader of the Design Institute prior to becoming our Vice General Manager of Design. From 1996 to 1998 he was a designer at the Guizhou Chemical Design Institute. Li Guoxing graduated from Guizhou Technology University with a degree in Civil Engineering in 1996 and earned an MBA from the Royal Canadian College in 2003.

Bai Fei has been Vice General Manager of Marketing since May 2004. From May 2004 until March 2005, he also served as the General Manager of our Beijing Branch. Prior to that, he served as the Marketing Manager of the Beijing Branch from June 2003 to May 2004 and as the Technical Manager of the Beijing Branch from February 2002 to June 2003. Bai Fei also served as our Assistant General Manager from July 2001 to February 2002 and as our Technical Manager from October 1995 to July 2001. In 1994 he worked briefly as a designer for the Guizhou Institute of Architectural Science and Research before moving on to work as a Manager of Decoration and Construction in the Aerospace department of the Liyang Group Decorated Project Company until 1995. Bai Fei graduated from Guizhou Broadcasting and Television University with a major in Industrial and Civil Architecture in 1994.

Wang Zairong has served as our Chief Technology Officer and General Engineer October 2003. He has also served as our Factory Director of Production since February 2003. From August 2001 to February 2003, he served as our Vice Manager of Engineering (Beijing Branch). Prior to that, he served as our Scheduling Officer of Engineering from August 1999 to August 2001 and our Production Manager from August 1997 to August 1999. From 1993 to 1997 he was Senior Engineer and Vice General Manager of Technology at Yuantongqiao (Huizhou) Industrial Co., Ltd. From 1982 to 1993 Mr. Wang was a System Structure Designer at the Xi’an Aerospace Ministry. From 1980 to 1982 he was a mechanical designer at Xi’an Physics and Space Research Institute and from 1977 to 1979 he was a mechanical designer at Xi’an Research Institute of Mechanical Engineering. Wang Zairong graduated Qinghua University with a degree in Mechanical Engineering in 1977.

Feng Shu has been Research and Development Supervisor since May 1998. She graduated from the Civil Engineering Department of National Qinghua University in 1960. She is a member of the Construction Glass and Metal Structure Research Committee of National Qinghua University and is a professor at the Civil Engineering Academy of Nanchang University. Feng Shu joined us in 1998, where she has served as Supervisor of Research and Development. She is also Administrative Director and Secretary General of Jiangxi Mechanics Academy and Vice Superintendent of Jiangxi Huajie Architecture Design Co., Ltd.

Xinyue Jasmine Geffner, CFA has been Chief Financial Officer since March 3, 2008. She has experience in the investment and commercial banking industry covering a variety of sectors and has advised companies in Mainland China and the Americas region on mergers and acquisitions, capital raising, and other financing activities. From August 2004 to February 2008, Ms. Geffner headed the China Desk for HSBC Bank USA in the Americas region, where she led a team responsible for development and promotion of cross-border business activities, such as mergers and acquisitions and capital raising, between companies in China and the Americas. From August 1999 to June 2003, Ms. Geffner worked in the Investment Banking Group of Dresdner Kleinwort Wasserstein, which is the international investment banking arm of Dresdner Bank. She has also held positions as Calyon, a global bank, in addition to Merrill Lynch and Furman Selz (ING). Ms. Geffner is a Chartered Financial Analyst (CFA) and holds Series 7 and Series 63 license from FINRA. Ms. Geffner joined the Board of the Hong Kong Association of New York in 2007. Ms. Geffner earned her MBA from New York University's Stern School of Business in 1997, double majoring in Finance and Accounting, and she earned her Bachelor of Business Administration from City University of New York, Baruch College in 1994.

Charles John Anderson has served as President of CAE Building Systems, Inc., a wholly-owned subsidiary of the Company, since February 2008. He has worked in the building envelope industry for more than 33 years. His career began in 1974 and he has experience in sales, estimating, engineering, manufacturing, testing, quality control, installation, project management, contract administration and executive management. Prior to joining the Company, Mr. Anderson worked as a senior consultant for Israel Berger & Associates, LLC, specializing in building envelope evaluation. From 1996 to 2004, Mr. Anderson worked for Glassalum International Corporation, a custom curtain wall manufacturing and installation company, where he was responsible for coordinating engineering, manufacturing and project management activities. While at Glassalum International Corporation, Mr. Anderson served in various positions, including President and Chief Operating Officer. In 1987, Mr. Anderson founded Building Research, Inc., which provided consulting, testing and inspection services from inception to 1992. Mr. Anderson also worked for other companies in the curtain wall and related industries, including Midwest Curtain walls, Inc., Ampat Group, Inc., Construction Research Laboratory, Inc., and Miami Testing Laboratory, Inc.

Zheng Jinfeng has served as a director of the Company since July 2007. Since 2000, Mr. Zheng has served as the chief engineer of the China Construction Metal Structure Association and the Aluminum Door, Window and Curtain Wall Association. Since that time he has also served as the chief technology expert on the Technology Expert Committee of the Chinese Construction Department. From 1988 to 2000, Mr. Zheng was the vice-president and secretary-general of the China Construction Metal Structure Association and a director of the Aluminum Door, Window and Curtain Wall Association. From 1979 to 1988, Mr. Zheng was the deputy director of the Metal Structure Office of the Chinese Construction Metal Structure Office and a vice-president of the China Construction Metal Structure Association. Mr. Zheng has a degree in Architecture and Mechanical Engineering from the Tangshan Tiedao Institute.

Zhao Bao Jiang has served as a director of the Company since July 2007. Since 2003, Mr. Zhao has served as president of the China Association of City Planning, vice-president of the China Association of Mayors, and vice-president of the China Environmental Protection Federation. From 1997 to 2002, Mr. Zhao served as vice minister of the Ministry of Construction of China. From 1993 to 1997, Mr. Zhao was the vice-governor of the Hubei province and mayor of Wuhan city. From 1985 to 1993, Mr. Zhao served as vice mayor, of Wuhan. Mr. Zhao graduated from the Department of Agriculture of Qinghua University in 1966.

Kelly Wang has served as a director of the Company since July 2007. Since March 2007, Ms. Wang has served as the manager in Financial Reporting for Starbucks Corporation. Prior to joining Starbucks, Ms. Wang served as the manager of technical accounting and SEC reporting of Flow International Corporation from August 2005 to March 2007. From May 2001 to August 2005, Ms. Wang was an assurance manager at Ernst & Young LLP. Ms. Wang received a B.S. in International Finance from the Shanghai University of Finance and Economics in 1992 and an MBA from the University of Hawaii at Manoa in 1997 and is a certified public accountant in California and Washington.

Family Relationships

None

The Board of Directors and Committees

Board Composition

Subject to certain exceptions, under the listing standards of the American Stock Exchange (“AMEX”), a listed company’s board of directors must consist of a majority of independent directors. We are exempt from this requirement because we are considered a “controlled company” pursuant to Section 801(a) of the AMEX Company Guide as one of our shareholders, KGE Group Limited, owns more than 50% of our voting power. Our Board of Directors has determined that three of the six members of our Board of Directors are independent under the listing standards of AMEX, as follows: Zheng Jinfeng, Zhao Bao Jiang and Kelly Wang.

Audit Committee

We established our audit committee in July 2007. The audit committee consists of Zheng Jinfeng, Zhao Bao Jiang, and Kelly Wang, each of whom is an independent director. Kelly Wang is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the audit committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The audit committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

Our Board of Directors does not maintain a separate nominating or compensation committee. Functions and duties customarily performed by such committees are performed by a majority of our independent directors in compliance with the requirements for listing on AMEX. Such responsibilities include:

•
The design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of any equity incentive plans, including the approval of grants under any such plans to our employees, consultants and directors.

•	The review and determination of compensation of our executive officers, including our Chief Executive Officer.

•
The selection of director nominees, the approval of director nominations to be presented for shareholder approval at our annual general meeting and filling of any vacancies on our board of directors, the consideration of any nominations of director candidates validly made by shareholders, and the review and consideration of developments in corporate governance practices.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of holdings and transactions in our stock with the SEC. Based on a review of written representations from our executive officers and directors, other than (i) a joint Form 3 and one transaction on a joint Form 5 for shares beneficially owned by KGE Group Limited, Luo Ken Yi, Tang Nianzhong, and Ye Ning and (ii) a Form 3 for each of Li Guoxing, Bai Fei, Wang Zairong, Feng Shu, Zheng Jinfeng, Zhao Bao Jiang, and Kelly Wang, we believe that during the fiscal year ended December 31, 2007, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Our code of ethics is posted on our Internet website at www.caebuilding.com. We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Chief Financial Officer, China Architectural Engineering, Inc., 105 Baishi Road, Jiuzhou West Avenue, Zhuhai 519070, People’s Republic of China. Any waivers of the application and any amendments to our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Chief Executive Officer, Chief Operating Officer and Chairman of the Board, Luo Ken Yi, determined the compensation for our current executive officers that was earned and paid in fiscal 2007 and 2006 and our Board of Directors approved the compensation.  Compensation for our current executive officers is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf.  Key areas of corporate performance taken into account in setting compensation policies and decisions are growth of sales, cost control, profitability, and innovation.  The key factors may vary depending on which area of business a particular executive officer’s work is focused on.  Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development.  For these reasons, the elements of compensation of our executive officers are salary and bonus.

Salary is paid to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement. Accordingly, the amount of salary received by our executive officers has traditionally been lower than the amount of the bonus. For fiscal 2007, Luo Ken Yi, Ye Ning and Tang Nianzhong received a salary of $57,423, $49,220, and 49,220, respectively, as compared to $53,786, $46,102, and $38,418, respectively, for fiscal 2006.

With respect to the amount of a bonus, Luo Ken Yi evaluates our company’s achievements for the fiscal year based on performance factors and results of operations such as revenues generated, cost of revenues, net income, and whether we obtain significant contracts. Luo Ken Yi also conducts a monthly and annual evaluation of the achievement level of an executive based on individual performance measurements, such as contribution to the achievement of the company’s goals and individual performance metrics based on their positions and responsibilities. Bonuses are paid at the end of each fiscal year. For the fiscal 2007, Luo Ken Yi received a bonus of $nil, as compared to a bonus of $159,245 received for fiscal 2006. Each of Ye Ning and Tang Nianzhong received a bonus of $nil and $nil, as compared to bonuses of $72,354 and $79,402, respectively, for fiscal 2006. Since all three executives became shareholders of a public company, they decided not to accept any bonus in 2007.

We believe that the salaries paid to our executive officers during 2007, 2006, and 2005 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company, as measured by the local market in China, Hong Kong, the United States and those other areas where our executive officers may work.  We determine market rate by conducting a comparison with the local geographic area averages and industry averages these countries.   Since we have become a publicly reporting company, we have no specific plans to provide raises.  Although no specific plans have yet been discussed, we may adopt such a plan to provide raises to our executive officers in the future.  Adopting higher compensation in the future may be based on the increased amount of responsibilities to be assumed by each of the executive officers as we expand our operations and continue as a publicly reporting company.

Executive compensation for 2008 will follow the same evaluation methods as were used for 2007. We may adjust our bonus evaluations upwards, but, in such case, we do not intend to increase it by more than 10%. That determination would likely be made towards the end of the fiscal year. We may also expand the scope of our compensation, such as the possibility of granting options to executive officers and tying compensation to predetermined performance goals.

Our board of directors does not currently have a compensation committee. We anticipate that our board of directors will establish a compensation committee in fiscal 2008 that will be comprised of non-employee members of our board of directors. Our current expectation is that the compensation committee of our board of directors will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives. Those companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in a similar business. Until such time as a formal compensation program and committee is established, which we expect will occur in 2008, the independent directors of our board of directors will approve the structure. After the compensation committee is formed, it will determine the structure. Our board has established a compensation program for executive officers for 2008 that is designed to attract, as needed, individuals with the skills necessary for us achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.  For 2008, bonuses for executive officers will be based on company and individual performance factors, as described above, and will be based on a formula such that the amount of the bonus will be equal to the lower of a pre-determined dollar amount or a percentage of revenues and net income.

Summary Compensation Tables

The following table sets forth information concerning the compensation for the three fiscal years ended December 31, 2007, 2006, and 2005 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary	Bonus	Total

Luo Ken Yi	2007	$57,423	$-	$57,423
Chief Executive Officer, Chief Operating Officer	2006	53,786	159,245	213,031
and Chairman of the Board	2005	52,500	24,783	77,283

Wang Xin(1)	2007	$14,201	$-	$14,201
Chief Financial Officer	2006	11,679	8,743	20,422
	2005	11,301	6,196	17,497

Ye Ning	2007	49,220	$-	49,220
Vice President and Director	2006	46,102	72,354	118,456
	2005	22,305	9,193	31,498

Tang Nianzhong	2007	49,220	$-	49,220
Vice President, China Operations and Director	2006	38,418	79,402	117,820
	2005	22,305	12,392	34,697

(1)	Wang Xin resigned as Chief Financial Officer was reassigned to be the Controller of our China operations in March 2008, and Xinyue Jasmine Geffner became the new Chief Financial Officer at such time.

Grants of Plan-Based Awards in 2007

There were no option grants in 2007.

Outstanding Equity Awards at 2007 Fiscal Year End

There were no option exercises or options outstanding in 2007.

Option Exercises and Stock Vested in Fiscal 2007

There were no option exercises or stock vested in 2007.

Employment Agreements

We have employment agreements with the following persons and terms:

•	Luo Ken Yi is paid $52,500 annually pursuant to a three-year agreement that expires on December 31, 2009;

•	Tang Nianzhong is paid $41,250 annually pursuant to a three-year agreement that expires on December 31, 2009;

•	Ye Ning is paid $41,250 annually pursuant to a five-year agreement that expires on December 31, 2009;

•	Li Guoxing is paid $37,500 annually pursuant to a three-year agreement that expires on January 1, 2009;

•	Bai Fei is paid $22,500 annually pursuant to a five-year agreement that expires on December 31, 2009;

•	Wang Zairong is paid $10,500 annually pursuant to a one-year agreement that expires on December 31, 2008; and

•	Feng Shu is paid $11,400 annually pursuant to a three-year agreement that expires on December 31, 2008.

Pursuant to each of the foregoing person’s employment agreement with us, we also agreed to pay for we may terminate the agreement if, among other things, the executive neglects his or her duties, violates our rules and regulations, is convicted of a criminal, or undergoes bankruptcy. In addition, none of the agreements provide for severance upon termination.

In addition, we entered into an employment agreement with Xinyue Jasmine Geffner and Charles John Anderson on March 12, 2008. Pursuant to her agreement, which is for a term of two years, Ms. Geffner is paid approximately $107,871 annually. We also agreed to pay Ms. Geffner an annual housing allowance in the amount of HK$720,000, which is equal to approximately US$92,461, and an annual cash bonus that will be no less than HK$400,000, which is equal to approximately US$51,367. We also agreed to issue Ms. Geffner 70,000 shares as a signing bonus. Ms. Geffner will also receive an additional 70,000 shares of common stock on the one-year anniversary of her agreement, in addition to being eligible to receive additional issuances of a minimum of 60,000 shares on each of the first and second anniversary of the agreement if she has performed her services under the agreement to the satisfaction of our Chief Executive Officer and the Board of Directors. Shares issued or transferred to Ms. Geffner will be subject to lock up restrictions for a period of twelve months.

Mr. Anderson’s employment agreement has a term of five years and it will automatically renew for successive one-year periods thereafter unless either party provides 180-day prior written notice or unless terminated earlier in accordance with agreement. During the term of the Anderson Agreement, either party may terminate the agreement with 120-day prior written notice. According to the Anderson Agreement, Mr. Anderson will receive an annual base salary of $190,000, in addition to a commission that will be based on all cash received by the Company on all sales of our goods or services made pursuant to contracts originated primarily as the result of the efforts of Mr. Anderson during the term of the agreement (“Employee Sales”). Mr. Anderson will receive a cash payment equal to one-half percent (0.50%) of Employee Sales up to $20 million per annum. Mr. Anderson’s commission rate is adjusted to one-quarter percent (0.25%) for Employee Sales in excess of $20 million per annum. Mr. Anderson will receive his commission payments in three installments, as follows: (i) the first payment will be 50% of the total commissions for a contract and will be paid once we receive the first payment from the customer, provided that, however, the first payment on each contract cannot exceed a total of US$100,000; (ii) the second payment will be 80% of total commissions, on a cumulative basis, of a such contract, including any amounts paid in the first payment, and will be paid once we receive payment of at least 50% of the total payments due under the contract; and (iii) the third and final payment will be for the remaining 20% of the total commissions for the contract and will be paid once we receive the last payment from the customer.

Mr. Anderson will also receive each year a number of shares of our common stock that is equal to (i) twice the amount of Mr. Anderson’s total commissions on US sales for the year divided by (ii) the closing trading price of our common stock on December 31 on such year; provide that, however, the US sales for purposes of this calculation will be capped at $50 million. All shares received by Mr. Anderson will be subject to a twelve-month lock up restriction. Mr. Anderson will be eligible to receive an annual bonus at the sole discretion of the Chief Executive Officer and Board of Directors.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Zheng Jinfeng	20,000	-	-	-	-	-	20,000
Zhao Bao Jiang	20,000	-	-	-	-	-	20,000
Kelly Wang	20,000	-	-	-	-	-	20,000

We have a policy to pay our non-employee directors $20,000 per year as cash consideration for serving on the Board of Directors. We further agree to reimburse all reasonable travel and other expenses incurred for attendance at a board or committee meeting, and we agree to pay the fees and documented reimbursements within a reasonable time and in accordance with our current payment practices. Directors are also eligible to participate in our 2007 Equity Incentive Plan. To date, we have not granted any options to Directors, but may do so in the future.

2007 Equity Incentive Plan

We adopted the China Architectural Engineering, Inc. 2007 Equity Incentive Plan in July 2007. The equity incentive plan became effective upon adoption and will terminate upon the earliest of (i) the expiration of the 10-year period measured from the date we adopted the plan, (ii) the date on which all shares available under the plan have been issued as vested shares, or (iii) the termination of all outstanding options in connection with a change in our ownership or control. The equity incentive plan authorizes the issuance of options to purchase shares of common stock under the Option Grant Program and the grant of stock awards under the Stock Issuance Program. Under the Option Grant Program no option will have a term in excess of 10 years measured from the date the option is granted and no participant can receive more than 2,000,000 shares in any calendar year. Under the Stock Issuance Program, shares of our common stock may be issued through direct and immediate issuance without any intervening options grants.

Administration of the equity incentive plan is carried out by our Board of Directors or any committee of the Board of Directors to which the Board of Directors has delegated all or a portion of responsibility for the implementation, interpretation or administration of the equity incentive plan. Our employees, officers and directors (including employees, officers and directors of our affiliates) are eligible to participate in the equity incentive plan. The administrator of the equity incentive plan will select the participants who are granted stock options or stock awards and, consistent with the terms of the equity incentive plan, will establish the terms of each stock option or stock award. The maximum period in which a stock option may be exercised will be fixed by the administrator. Under the equity incentive plan, the maximum number of shares of common stock that may be subject to stock options or stock awards is 5,000,000. As of December 31, 2007, we have not granted any securities under the equity incentive plan.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007 with respect to securities authorized for issuance as equity compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—		$—	5,000,000	(1)
Equity compensation plans not approved by shareholders	50,000	(2)	$3.50	—

Total	50,000		$3.50	5,000,000

(1)	Represents shares available for grant under our China Architectural Engineering, Inc. 2007 Equity Incentive Plan in July 2007.

(2)	Represents warrants issued to an investor relations firm.

Indemnifications of Directors and Executive Officers and Limitations of Liability

Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to our company and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our Board of Directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our Board of Directors by a majority vote of a quorum of disinterested Board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of our bylaws.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than the our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. We have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

•	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of April 24, 2008 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 51,783,416 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of April 24, 2008, excludes (i) 173,700 shares of our common stock issuable upon exercise of outstanding warrants, (ii) 6,006,749 shares of our common stock issuable upon the conversion of issued and outstanding bonds, subject to adjustment, (iii) 1,100,000 shares of our common stock issuable upon the exercise of the warrants issued in connection with our issuance of bonds, subject to adjustment, and (iv) 5,000,000 shares of common stock that may be issued and granted under our 2007 Equity Incentive Plan. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o China Architectural Engineering, Inc., 105 Baishi Road, Jiuzhou West Avenue, Zhuhai, 519070, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class Beneficially Owned

Luo Ken Yi	Chief Executive Officer, Chief Operating Officer and Chairman of the Board	33,122,554	(1)	64.0%

Bai Fei	Vice General Manager of Marketing	—		—

Tang Nianzhong	Vice President, China Operations and Director	33,122,554	(1)	64.0%

Ye Ning	Vice President and Director	33,122,554	(1)	64.0%

Li Guoxing	Vice General Manager of Design	—		—

Wang Zairong	Chief Technology Officer	—		—

Feng Shu	Research and Development Supervisor	—		—

Xinyue Jasmine Geffner	Chief Financial Officer	—	(2)	—

Charles John Anderson	President, U.S. Operations	—		—

Zheng Jinfeng	Director	—		—

Zhao Bao Jiang	Director	—		—

Kelly Wang	Director	—		—

Officers and Directors as a Group (total of 12 persons)		33,122,554	(1)	64.0%

KGE Group Limited		33,122,554	(1)	64.0%

(1)
Represents shares of common stock in our company held by KGE Group Limited, a Hong Kong corporation, of which Luo Ken Yi, Ye Ning and Tang Nianzhong are directors and may be deemed to have voting and investment control over the shares owned by KGE Group Limited. In addition, Luo Ken Yi, Ye Ning and Tang Nianzhong own approximately 70%, 10% and 10% respectively, of KGE Group Limited’s issued and outstanding shares. In addition, KGE Holding Limited owns approximately 5% of the issued and outstanding shares of KGE Group Limited, of which is owned by Luo Ken Yi and his brother. As a result, Tang Nianzhong may be deemed to be a beneficial owner of the shares held by KGE Group Limited. Each of the foregoing persons disclaims beneficial ownership of the shares held by KGE Group Limited except to the extent of his pecuniary interest.

(2)	Entitled to issuance of 70,000 shares in connection with execution of employment agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Full Art International, Ltd.

Full Art International, Ltd. (“Full Art”) is our wholly-owned subsidiary and has interlocking executive and director positions with China Architectural Engineering, Inc.

October 2006 Share Exchange

On October 17, 2006, we completed the Share Exchange pursuant to the share exchange agreement entered into with Full Art and KGE Group, Limited, which was the sole shareholder of Full Art. At the closing, Full Art became our wholly-owned subsidiary and 100% of the issued and outstanding securities of Full Art were exchanged for shares of our common stock. An aggregate of 45,304,125 shares of our common stock were issued to KGE Group and its designees. KGE Group owns 33,122,554 shares, which is approximately 64.0% of our issued and outstanding stock. Luo Ken Yi, Ye Ning, and Tang Nianzhong are directors of KGE Group. In addition, Luo Ken Yi, Ye Ning and Tang Nianzhong own approximately 70%, 10% and 10% respectively, of KGE Group Limited’s issued and outstanding shares. In addition, KGE Holding Limited owns approximately 5% of the issued and outstanding shares of KGE Group Limited, of which is owned by Luo Ken Yi and his brother. Moreover, concurrent with the closing of the Share Exchange, our board appointed Luo Ken Yi as Chief Executive Officer and Chief Operating Officer, Wang Zairong as Chief Technology Officer and General Engineer, and Wang Xin as Chief Financial Officer. Luo Ken Yi, Tang Nianzhong, Ye Ning, Wang Zairong and Wang Xin are officers and/or directors of Full Art and Zhuhai, and were also appointed as our executive officers and/or directors upon closing of the Share Exchange.

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

WestPark also acted as the managing underwriter for our initial public offering. Upon the closing of the offering in September 2007, we issued to WestPark warrants to purchase up to 73,700 shares of our common stock. The warrants are exercisable at a per share exercise price of $4.20, subject to standard anti-dilution adjustments for stock splits and similar transactions, and will expire after five years. The holders of shares of common stock acquired upon exercise of the warrants have the right to include such shares in any future registration statements filed by us and to demand one registration for the shares. In addition, we agreed to indemnify the underwriters against some liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to payments that the underwriters may be required to make in respect thereof. We paid WestPark a non-accountable expense allowance of $77,385 and an underwriters’ discount of $296,643.

Loans to and from Insiders

We have made loans to one of our officers. Advances from KGE Group Limited to us for the years ended December 31, 2007, 2006 and 2005 were $1,334,856, $1,735, and $420,556, respectively. Advances to Luo Ken Yi by us for the years ended December 31, 2007, 2006, and 2005 were $nil, $nil, and $nil, respectively. All amounts due by Mr. Luo were repaid prior to completion of the transactions contemplated by the Share Exchange Agreement. All of the advances were unsecured, interest free, and have no fixed repayment terms.

Policy for Approval of Related Party Transactions

Our policy is to have our Audit Committee review and pre-approve any related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, or adherence to standards of business conduct as required by our policies.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended December 31, 2007 and 2006, we retained Samuel H. Wong & Co., LLP, Certified Public Accountants to provide services as follows:

	Fees for the Year Ended December 31
Services	2007	2006
Audit fees(1)	$80,000	$55,000
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-

Total audit and non-audit fees	$80,000	$55,000

(1) These are fees for professional services performed by Samuel H. Wong & Co., LLP, Certified Public Accountants for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statements on Form S-1.

(2) No fees were billed for each of fiscal year 2007 and fiscal 2006 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) There were no tax return preparation fees for fiscal 2007 and fiscal 2006 paid to our principal accountants.

(4) No fees were billed for each of fiscal 2007 and fiscal 2006 for products and services provided by the principal accountant.

Pre-Approval Policy

In accordance with our Audit Committee Charter, the Audit Committee pre-approves all auditing services and permitted non-audit services, if any, including tax services, to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The scope of the pre-approval shall include pre-approval of all fees and terms of engagement. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Zhuhai, People’s Republic of China, on April 29, 2008.

China Architectural Engineering, Inc.

/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer, Chief Operating Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luo Ken Yi	Chief Executive Officer, Chief Operating Officer and Chairman of the Board (Principal Executive Officer)	April 29, 2008
Luo Ken Yi

/s/ Xinyue Jasmine Geffner	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2008
Xinyue Jasmine Geffner

*	Vice General Manager and Director	April 29, 2008
Tang Nianzhong

*	Vice General Manager and Director	April 29, 2008
Ye Ning

*	Director	April 29, 2008
Zheng Jinfeng

*	Director	April 29, 2008
Zhao Bao Jiang

*	Director	April 29, 2008
Kelly Wang

*By: /s/ Luo Ken Yi Luo Ken Yi, Attorney-in-Fact April 29, 2008

Exhibit Index

Exhibit No.	Exhibit Description

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

4.7
Trust Deed, dated April 15, 2008, by and between the Registrant and The Bank of New York, London Branch (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008).

4.8
Paying and Conversion Agency Agreement, dated April 15, 2008, by and among the Registrant, The Bank of New York, and The Bank of New York, London Branch (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008).

4.9
The Warrant Instrument, dated April 15, 2008, by and among the Registrant, ABN AMRO Bank N.V., London Branch and CITIC Allco Investments Ltd. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008).

4.10
Warrant Agency Agreement, dated April 15, 2008, by and among the Registrant, The Bank of New York and The Bank of New York, London Branch (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008).

Exhibit No.	Exhibit Description

4.11
Registration Rights Agreement, dated April 15, 2008, by and among the Registrant, ABN AMRO Bank N.V., London Branch and CITIC Allco Investments Ltd. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008).

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

Exhibit No.	Exhibit Description

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

10.23
Employment Agreement dated March 12, 2008 by and between the Registrant and Xin Yue Jasmine Geffner (translated to English) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008).

10.24
Employment Agreement dated March 12, 2008 by and between the Registrant and Charles John Anderson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008).

10.25
Subscription Agreement, dated April 2, 2008, by and among the Registrant, ABN AMRO Bank N.V., London Branch, CITIC Allco Investments Ltd., and CITIC Capital Finance Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008).

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