Form 10-Q
period 2008-03-31
China Architectural Engineering, Inc.
filed 2008-05-14
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-33709

CHINA ARCHITECTURAL ENGINEERING, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-05021250 (I.R.S. Employer Identification No.)

105 Baishi Road, Jiuzhou West Avenue, Zhuhai, People’s Republic of China (Address of principal executive offices)	519070 (Zip Code)

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

There were 51,783,416 shares outstanding of registrant’s common stock, par value $0.001 per share, as of April 30, 2008.

CHINA ARCHITECTURAL ENGINEERING, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of China Architectural Engineering, Inc. as contained in its Annual Report for the fiscal year ended December 31, 2007 on Form 10-K and Form 10-K/A, as filed with the Securities and Exchange Commission on March 31, 2008 and April 29, 2008, respectively.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(STATED IN US DOLLARS)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$5,950,336	$4,040,168
Restricted cash	661,340	595,016
Contract receivables, net	31,867,941	13,047,559
Costs and earnings in excess of billings	49,507,336	57,488,693
Job disbursements advances	2,218,256	2,454,106
Tender and other site deposits	341,950	83,046
Other receivables	7,850,316	6,640,865
Inventories	342,088	528,743
Other current assets	-	109,533
Total current assets	98,739,563	84,987,729

Non-current assets
Plant and equipment, net	2,859,357	2,582,554
Intangible Assets	54,231	70,386
Organization cost	-	92,741
Goodwill	7,995,896	7,995,896
Other non-current asset	7,527	7,505

TOTAL ASSETS	$109,656,574	$95,736,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$2,327,595	$2,578,550
Accounts payable	22,841,062	18,737,771
Amount due to shareholder	1,953,804	1,334,856
Other payables	10,633,862	9,193,186
Income tax payable	2,639,710	2,673,643
Business and other taxes payable	3,503,438	3,538,336
Customers’ deposits	67,110	757,079
Other Accrual	360,270	499,684
Total current liabilities	44,326,851	39,313,105

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(STATED IN US DOLLARS)

	March 31, 2008	December 31, 2007

Non-current liabilities
Long term bank loans	$1,977,700	$443,881
Convertible bond payable, net	5,871,428	3,465,741
Minority interest	37,264	49,482

TOTAL LIABILITIES	$52,213,243	$43,272,209

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007; Common stock, $0.001 par value, 100,000,000 shares authorized, 51,783,416 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	$51,784	$51,784
Additional paid in capital	21,594,712	23,665,558
Statutory reserves	3,040,595	3,040,595
Accumulated other comprehensive income	3,768,686	1,892,829
Retained earnings	28,987,554	23,813,836
	57,443,331	52,464,602
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$109,656,574	$95,736,811

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(STATED IN US DOLLARS)

	Three Months Ended March 31,
	2008	2007

Contract revenues earned	$25,349,306	$14,430,092

Cost of contract revenues earned	(16,903,754)	(11,532,607)

Gross profit	$8,445,552	$2,897,485

Selling, general and administrative expenses	(3,000,425)	(874,375)

Income from operations	$5,445,127	$2,023,110

Interest income	6,963	3,637
Interest expense	(334,137)	(4,080)
Other income	111,162	-

Income before taxation	$5,229,115	$2,022,667

Income tax	(47,367)	(327,048)
Equity loss and minority interests	(8,030)	-

Net income	$5,173,718	$1,695,619

Earnings per share:
Basic	$0.10	$0.03
Diluted	$0.09	$0.03

Weighted average shares outstanding:
Basic	51,783,416	50,000,000
Diluted	55,489,023	50,000,000

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(STATED IN US DOLLARS)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$5,173,718	$1,695,619
Minority interest	8,030	-
Depreciation expense	150,407	47,599
Amortization expense on intangible assets	20,792	-
Amortization expense on warrants	71,154	-
Amortization expense on convertible bond	183,173	-
Decrease / (increase) in restricted cash	(66,324)	426,771
Decrease in security deposit	-	364,901
(Increase)/decrease in inventories	186,655	(182,583)
Increase in receivables	(12,071,529)	(15,497,969)
Decrease in other assets	109,511	-
Increase in payables	4,794,121	12,919,558
Net cash used in operating activities	$(1,440,292)	$(226,104)

Cash flows from investing activities
Purchases of plant and equipment	(427,210)	(272,968)
Net cash used in investing activities	$(427,210)	$(272,968)

Cash flows from financing activities
Proceeds from short-term loans	$158,198	$-
Proceeds from long-term loans	1,124,667	191,192
Repayments of long-term loans	-	(5,496)
Proceeds from amount due to shareholder	618,948	715,104

Net cash provided by financing activities	$1,901,813	$900,800

Net increase in cash and cash equivalents	$34,311	$401,728
Effect of foreign currency translation on cash and cash equivalents	1,875,857	50,695

Cash and cash equivalents - beginning of period	4,040,168	2,115,966

Cash and cash equivalents - end of period	$5,950,336	$2,568,389

Other supplementary information:
Cash paid during the period for:
Interest paid	$151,668	$4,080
Income tax paid	$82,265	$251,564

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2007 TO MARCH 31, 2008
(STATED IN US DOLLARS)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total

Balance, January 1, 2007	50,000,000	50,000	7,074,701	1,437,223	469,964	11,480,816	20,512,704
Net income						12,032,328	12,032,328
Foreign currency translation adjustment					1,422,865		1,422,865
Total comprehensive income							13,455,193
Proceed from issuance of common stock	1,783,416	1,784	9,163,264				9,165,048
Less: Cost of stock issuance			(951,434)				(951,434)
Adjustment of Zhuhai KGE Co Ltd retained earnings to eliminate dividend paid						3,844,897	3,844,897
Adjustment of Zhuhai Career Training School pre-acquisition deficits						14,429	14,429
Adjustment of CAEI retained deficits						(1,955,262)	(1,955,262)
Additional paid-in capital from warrants and beneficial conversion feature			8,379,027				8,379,027
Appropriations to statutory revenue reserves				1,603,372		(1,603,372)	-
Foreign currency translation adjustment					1,422,865		1,422,865
Balance, December 31, 2007	51,783,416	51,784	23,665,558	3,040,595	1,892,829	23,813,836	52,464,602

Balance, January 1, 2008	51,783,416	51,784	23,665,558	3,040,595	1,892,829	23,813,836	52,464,602
Net income						5,173,718	5,173,718
Foreign currency translation adjustment					1,875,857		1,875,857
Total comprehensive income							7,049,575
Adjustment of additional Paid-in Capital from warrants and beneficial conversion feature			(2,070,846)				(2,070,846)
Foreign currency translation adjustment					1,875,857		1,875,857
Balance, March 31, 2008	51,783,416	51,784	21,594,712	3,040,595	3,768,686	28,987,554	57,443,311

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

China Architectural Engineering, Inc. (the “Company”) formerly SKRP 1, Inc., was incorporated in the State of Delaware, United State on March 16, 2004. The Company’s common stock was listed for trading on the American Stock Exchange on September 28, 2007.

On October 17, 2006, the Company underwent a reverse-merger with Full Art International Ltd. (a Hong Kong company) and its four wholly-owned subsidiaries as detailed in Note 2. (b) Consolidation below, involving an exchange of shares whereby the Company issued an aggregate of 43,304,125 shares of common stock in exchange for all of the issued and outstanding shares of Full Art. The Company was the accounting acquiree. For financial reporting purposes, this transaction is classified as a recapitalization of China Architectural Engineering, Inc. and the historical financial statements of Full Art.

The Company through its subsidiaries conducts its principal activity as building envelope systems contractors, specializing in the design, engineering, fabrication and installation of curtain wall systems, roofing systems, steel construction systems and eco-energy saving building conservation systems, throughout China, Australia, Southeast Asia, the Middle East, and the United States.

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

The consolidated financial statements include the accounts of the Company and its eleven subsidiaries. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

The Company owned the subsidiaries since its reverse-merger on October 17, 2006. As of March 31, 2008, detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity interest %

Full Art International Limited	Hong Kong	100
Zhuhai King Glass Engineering Co., Limited	PRC	100
Zhuhai King General Glass Engineering Technology Co., Limited	PRC	100
King General Engineering (HK) Limited	Hong Kong	100
KGE Building System Limited	Hong Kong	100
KGE Australia Pty Limited	Australia	55
Zhuhai City, Xiangzhou District Career Training School	PRC	72
Techwell Engineering Limited	Hong Kong	100
Techwell International Limited	Macau	100
Techwell Building System (Shenzhen) Co., Limited	PRC	100
CAE Building Systems, Inc.	USA	100

(c)	Use of estimates

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

Building	20 years
Machinery and equipment	5 - 10 years
Furniture and office equipment	5 years
Motor vehicle	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

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

For goodwill and other intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations during the reporting periods, there was no impairment loss.

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
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

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

The calculation of diluted weighted average common shares outstanding for the periods ended March 31, 2008 and 2007 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2008	2007
Net Income	$5,173,718	$1,695,619

Basic Weighted Average Shares Outstanding	51,783,416	50,000,000
Dilutive Shares:
- Addition to Common Stock from Conversion of Bonds	2,857,143	-
- Addition to Common Stock from Exercise of Warrants	848,464	-
Diluted Weighted Average Outstanding Shares:	55,489,023	50,000,000

Earnings Per Share
- Basic	$0.100	$0.034
- Diluted	$0.093	$0.034

(l)	Revenue and cost recognition

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

In respect of the Company’s subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
Zhuhai King Glass Engineering Co., Limited (“Zhuhai KGE”) and Zhuhai King General Glass Engineering Technology Co., Limited (“Zhuhai KGGET”) are located in Zhuhai and was subject to the PRC corporation income tax rate of 33% prior to January 1, 2008. However, in accordance with the relevant tax laws and regulations of PRC, the Zhuhai local corporation income tax rate was 15% prior to January 1, 2008. Zhuhai KGGET is presently dormant, and from the time that it has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Zhuhai KGGET has enjoyed this tax incentive in the previous years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law will become effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. Zhuhai KGE is subject to 18% tax rate during the first quarter of 2008 and anticipates that as a result of the new EIT law, its income tax provision will increase, which could adversely affect Zhuhai KGE’s financial condition and results of operations.

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

•	Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate.

(n)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $25,477 and zero for the periods ended March 31, 2008 and 2007, respectively.

(o)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $328,331 and zero for the periods ended March 31, 2008 and 2007, respectively.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

(q)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (USD). The functional currencies of the Company are Renminbi (RMB), Hong Kong Dollar (HKD), Macau Pacata (MOP), Australia Dollar (AUD), United Arab Emirate Dirham (AED) and USD. The consolidated financial statements are translated into USD from RMB, HKD, MOP, AUD and AED at March 31, 2008 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31, 2008	December 31, 2007	March 31, 2007
Period end RMB : US$ exchange rate	7.0222	7.3141	7.7409
Average quarterly RMB : US$ exchange rate	7.1757	7.6172	7.7714

	March 31, 2008	December 31, 2007	March 31, 2007
Period end HKD : US$ exchange rate	7.7827	7.8049	7.8140
Average quarterly HKD : US$ exchange rate	7.7954	7.8026	7.8085

	March 31, 2008	December 31, 2007	March 31, 2007
Period end MOP : US$ exchange rate	8.1748	-	-
Average quarterly MOP : US$ exchange rate	8.1650	-	-

	March 31, 2008	December 31, 2007	March 31, 2007
Period end AUD : US$ exchange rate	1.0908	-	-
Average quarterly AUD : US$ exchange rate	1.1063	-	-

	March 31, 2008	December 31, 2007	March 31, 2007
Period end AED : US$ exchange rate	3.6737	-	-
Average quarterly AED : US$ exchange rate	3.6733	-	-

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115” (SFAS 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

3.  CONTRACT RECEIVABLES

	March 31, 2008	December 31, 2007

Contract receivables	$32,083,642	$13,263,260
Less: Allowance for doubtful accounts	(215,701)	(215,701)

Net	$31,867,941	$13,047,559

Allowance for Doubtful Accounts	March 31, 2008	December 31, 2007

Beginning balance	$215,701	$417,648
Add: Allowance created
Less: Bad debt charged against allowance	-	(201,947)

Ending balance	$215,701	$215,701

4.  INVENTORIES

	March 31, 2008	December 31, 2007
Raw materials at sites	$342,088	$528,743

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

5.  PLANT AND EQUIPMENT

Plant and equipment consist of the following as of: -

	March 31, 2008	December 31, 2007
At cost
Motor vehicle	$1,752,700	$1,223,692
Machinery and equipment	3,225,509	3,383,123
Furniture, software and office equipment	738,325	625,102
Building	302,734	290,652
Leasehold improvement	207,103	189,403
	$6,226,371	$5,711,972

Less: Accumulated depreciation
Motor vehicle	$617,150	$593,141
Machinery and equipment	2,449,513	2,227,231
Furniture, software and office equipment	246,661	269,695
Building	13,623	9,810
Leasehold improvement	40,067	29,541
	$3,367,014	$3,129,418

	$2,859,357	$2,582,554

Depreciation expenses included in the selling and administrative expenses for periods ended March 31 2008 and 2007 were $150,407 and $47,599, respectively.

6.  INTANGIBLE ASSETS

	March 31, 2008	December 31, 2007
At cost
Intangible Assets	$104,204	$99,567
Less: Accumulated amortization	49,973	29,181

	$54,231	$70,386

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

7.  LOANS

A.	SHORT-TERM BANK LOANS

	March 31, 2008	December 31, 2007
Bank of East Asia Ltd., line of credit, at 5.508% per annum, subject to variation every 6 months, due October 25, 2011	$569,622	$546,889

Dah Sing Bank, 5.0% per annum, line of credit, due November 28, 2008	476,859	257,926

Dah Sing Bank, 5.5% per annum, trust receipts, due November 25, 2008	1,281,114	1,773,735
	$2,327,595	$2,578,550

In October 25, 2006, the Company opened a line of credit facility with the Zhuhai branch of Bank of East Asia for a maximum of RMB20,000,000. The credit facility does not require renewal until October 2011. In order to facilitate the extension of the credit facility, the Company agreed to deposit the same amount on fixed deposit terms into the Hong Kong branch of Bank of East Asia.

B.	LONG-TERM BANK LOANS

	March 31, 2008	December 31, 2007

Bank of East Asia Ltd., line of credit, at 5.832% per annum, subject to variation ever 6 months, due October 25, 2011	$167,062	$169,518

Auto capital lease obligations (hire purchase) due November 12, 2009	320,152	274,363

Installment loan from Dah Sing Bank at an interest rate at 3.5% due July 28,2015	285,677	-

Installment loan from Dah Sing Bank at an interest rate at 4.0% due October 25, 2025.	1,204,809	-
	$1,977,700	$443,881

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

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

The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated April 12, 2007, as amended, between us and The Bank of New York, London Branch (the “Amended and Restated Trust Deed”). The Bonds are also subject to a paying and conversion agency agreement dated April 12, 2007 between us, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Amended and Restated Trust Deed include, among other thing, the following terms:

•	Interest Rate. The Bonds bear interest from April 12, 2007 at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

•
Conversion. Each Bond is convertible at the option of the holder at any time after April 12, 2008 up to March 28, 2012, into shares of our common stock at an initial conversion price equal to the price per share at which shares are sold in our initial public offering of common stock on the American Stock Exchange (“AMEX”) with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. Based on the initial public offering completed on October 3, 2007 the initial conversion is now set at $3.50 per share resulting initial conversion shares of 2,857,143. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Amended and Restated Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

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
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

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

(1)	Bond Discount	300,000
(2)	Warrants	3,004,090
(3)	Beneficial Conversion Feature	3,304,091

The above items (1), (2), and (3) are to be amortized to interest expense over the term of the bonds by the effective interest method as disclosed in the table below.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

The Convertible Bonds Payable, net consists of the following: -

	March 31, 2008	December 31, 2007

Convertible Bonds Payable	$10,000,000	$10,000,000
Less: Interest discount - Warrants	(3,004,090)	(4,036,170)
Less: Interest discount - Beneficial conversion feature	(3,304,091)	(4,342,857)
Less: Bond discount	(300,000)	(300,000)
Accretion of interest discount - Warrant	590,804	589,729
Accretion of interest discount - Beneficial conversion feature	649,805	634,540
Amortization of bond discount to interest expense	59,002	43,835
6% Interest Payable	589,999	438,332
Accretion of redemption premium	589,999	438,332

Net	$5,871,428	$3,465,741

9.  CONTRACT REVENUES EARNED

The contract revenues earned for the periods ended March 31, 2008 and 2007 consist of the following:

	March 31, 2008	March 31, 2007
Billed	$6,794,149	$2,874,165
Unbilled	18,555,157	11,555,927

	$25,349,306	$14,430,092

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

10.  INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the periods ended March 31, 2008 and 2007:

	March 31,
	2008	2007
Tax at the PRC, HK, Macau and Australia income tax rates	$65,787	$667,480
Effect of PRC government grants	(18,420)	(340,432)
Current income tax expense	$47,367	$327,048

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax preferences which is defined as "two-year exemption followed by three-year half exemption" enjoyed by tax payers. As a result of the new tax law, a standard 15% tax preference terminated as of December 31, 2007. The PRC government has established a set of transition rules to allow enterprises using tax preferences before January 1, 2008 to continue using the tax preferences on a transitional basis until being the new tax rates are fully implemented over a five-year period. The Company is now subject to PRC tax rate of 18% starting from January 1, 2008.

11.  COMMITMENTS

The Company leases certain administrative and production facilities from third parties. Accordingly, for the periods ended March 31, 2008 and 2007, the Company incurred rental expenses of $294,114 and $96,562 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the period ended March 31,
2009	556,267
2010	96,062
$652,329

12.  RELATED PARTIES TRANSACTIONS

The amount due to shareholder at March 31, 2008 was $1,953,804 and the amount due to the shareholder at December 31, 2007 was $1,334,856. The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

13.  OTHER EVENTS

On October 3, 2007, the Company issued 847,550 shares of common stock at $3.50 per share upon the closing of an initial public offering. The Company’s sale of common stock, which was sold indirectly by the Company to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.0 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the initial public offering, the Company sold to WestPark Capital, Inc., as underwriter, warrants to purchase up to 73,700 shares of its common stock. The warrants are exercisable at a per share price of $4.20 and will expire if unexercised after five years from the date of issuance. On October 31, 2007, the Company also issued 50,000 warrants to Investor Relation International at exercisable at a per share price $3.50 for a period of four years from the date of issuance.

As of March 31, 2008, both of WestPark Capital, Inc. and Investor Relation International have not exercised these warrants. The Company recognized the cost of these warrants as determined by the Black-Scholes Model at a value of $39,461 and $31,693 for the 73,700 and 50,000 warrants, respectively, at March 31, 2008. These expenses have been recorded and included in the accompanying Statements of Income for the quarter ended March 31, 2008.

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

14.  SUBSEQUENT EVENTS

A.	$12,000,000 bonding facility granted by ABN AMRO Bank N.V.

On February 19, 2008, the Company and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount is $10,000,000, at a tenor of up to 1 year with 2% flat interest rate on the issued amount of performance bond. ABN AMRO requires guarantees as follows:

•	Irrevocable and unconditional guarantee executed by Zhuhai KGGET and

•	Share charge over the shares of the Company for a minimum value of US $5,000,000 or equivalent, executed by KGE Group Limited.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

The facility can be used to issue bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit.

On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000. This facility is now fully utilized.

B.	$20,000,000 12% convertible bonds and 300,000 warrants issued to ABN AMRO Bank N.V. and CITIC Allco Investment Ltd.

On April 15, 2008, the Company completed a financing transaction with ABN AMRO Bank N.V., London Branch (“ABN AMRO”), CITIC Allco Investments Limited (together with ABN AMRO, the “Subscribers,” and each a “Subscriber”), and CITIC Capital Finance Limited issuing (i) $20,000,000 12% Convertible Bonds due in 2011 (the “Bonds”) and (ii) 300,000 warrants to purchase an aggregate of 300,000 shares of the Company’s common stock, subject to certain adjustments as set forth in the warrant instrument, that expire in 2013 (the “Bond Warrants”). The transaction was completed in accordance with a subscription agreement entered into by the Company, Subscribers, and CITIC Capital Finance Limited, dated April 2, 2008 (the “Subscription Agreement”).

The Bonds were subscribed at a price equal to 100% of their principal amount. The Company agreed to pay to the Subscribers an aggregate commission of 2.5% of the principal amount of the Bonds and of the aggregate warrant issue price for the Bond Warrants. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated April 15, 2008 between the Company and The Bank of New York, London Branch (the “Trust Deed”). The Bonds are also subject to a paying and conversion agency agreement dated April 15, 2008 between the Company, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Trust Deed include, among other things, the following terms:

•	Interest Rate. The Bonds bear cash interest from April 15, 2008 at the rate of 12% per annum of the principal amount of the Bonds.

•
Conversion. Each Bond is convertible at the option of the holder at any time during the period (i) beginning on the earlier of (a) the date that a registration statement for the shares to be issued upon conversion of the Bonds is first declared effective by the United States Securities and Exchange Commission (the “SEC”) and (b) October 15, 2008 and (ii) ending at the close of business on April 8, 2011, subject to certain exceptions, into shares of the Company’s common stock at an initial conversion price equal to $6.35 per share, which is the product of 1.1 and the average closing price per share of the Company’s common stock for the period of 20 consecutive trading days immediately prior to April 15, 2008. The conversion price is subject to adjustment in certain events, including the Company’s issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds.

•
Mandatory Redemptions. Interest is payable semi-annually in arrears on April 15 and October 15 of each year (each an “Interest Payment Date”) commencing October 15, 2008. On any Interest Payment Date on or after April 15, 2010, the holders of the Bonds can require the Company to redeem the Bonds at 116.61% of the principal amount of the Bonds redeemed, plus all accrued but unpaid interest. The Company is required to redeem any outstanding Bonds at 116.61% of its principal amount on April 15, 2011.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

On April 15, 2008, the Company entered into a warrant instrument with the Subscribers pursuant to which the Subscribers purchased the Bond Warrants from the Company (the “Warrant Instrument”). The Bond Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among the Company, The Bank of New York and The Bank of New York, London Branch dated April 15, 2008 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Bond Warrants became exercisable on April 15, 2008 and terminate on April 15, 2013. The Bond Warrants have an initial exercise price per share of $6.35, subject to adjustment in certain events.

The Company agreed to list the shares of common stock underlying the Bonds and the Bond Warrants on AMEX, or any alternative stock exchange by the earlier of October 15, 2008 and the date on which a registration statement registering the shares of common stock underlying the Bonds and the Bond Warrants is first declared effective by the SEC. In addition, the Company agreed to register the shares of common stock underlying the Bonds and the Bond Warrants with the SEC on or prior to October 15, 2008 and will keep the registration effective until 30 days after the Bond Warrants terminate.

On April, 15, 2008, the Company also entered into a registration rights agreement with the Subscribers pursuant to which it agreed to register the Bonds, the Bond Warrants, and the shares of common stock underlying the Bonds and Bond Warrants (the “Registrable Securities”). The Company agreed to prepare and file with the SEC, no later than 30 days after April 15, 2008, a registration statement on Form S-1, of which this prospectus is a part, to register the Registrable Securities (the “Registration Statement”) and, as promptly as possible, cause that Registration Statement, as amended, to become effective and in any event within six months after April 15, 2008. In addition, the Company agreed to list all the Registrable Securities covered by the Registration Statement on each securities exchange on which similar securities issued by the Company are then listed.

Pursuant to the terms of the Subscription Agreement, the Company was required as a condition to the closing to appoint a director designated by CITIC Capital Finance Limited to the Company’s Board of Directors. The closing condition was waived by the parties to the financing transaction and the Company agreed to appoint such a director within three months from closing.

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

Overview

We specialize in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects. We have completed over one hundred projects throughout China, Hong Kong, Macau, Australia and Southeast Asia, including the National Grand Theater in Beijing, the Meridian Gate Exhibition Hall of the Palace Museum in Beijing’s Forbidden City (winner of the 2005 UNESCO Jury Commendation for Innovation of Asia Pacific Heritage Award), the Beijing Botanical Garden Conservatory (winner of the Zhan Tian You award in 2003), the Shenzhen Airport Terminal Building, the Shanghai South Railway Station and the Vietnam National Conference Center.

Recent Events

April 2008 Issuance of Bonds and Bond Warrants

On April 15, 2008, we completed a financing transaction with ABN AMRO Bank N.V., London Branch (“ABN AMRO”), CITIC Allco Investments Limited (together with ABN AMRO, the “Subscribers,” and each a “Subscriber”), and CITIC Capital Finance Limited issuing (i) $20,000,000 12% Convertible Bonds due in 2011 (the “Bonds”) and (ii) 300,000 warrants to purchase an aggregate of 300,000 shares of our common stock, subject to certain adjustments as set forth in the warrant instrument, that expire in 2013 (the “Bond Warrants”). The transaction was completed in accordance with a subscription agreement entered into by us, the Subscribers, and CITIC Capital Finance Limited, dated April 2, 2008 (the “Subscription Agreement”).

The Bonds were subscribed at a price equal to 100% of their principal amount. We agreed to pay to the Subscribers an aggregate commission of 2.5% of the principal amount of the Bonds and of the aggregate warrant issue price for the Bond Warrants. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated April 15, 2008 between us and The Bank of New York, London Branch (the “Trust Deed”). The Bonds are also subject to a paying and conversion agency agreement dated April 15, 2008 between us, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Trust Deed include, among other things, the following terms:

•	Interest Rate. The Bonds bear cash interest from April 15, 2008 at the rate of 12% per annum of the principal amount of the Bonds.

•
Conversion. Each Bond is convertible at the option of the holder at any time during the period (i) beginning on the earlier of (a) the date that a registration statement for the shares to be issued upon conversion of the Bonds is first declared effective by the United States Securities and Exchange Commission (the “SEC”) and (b) October 15, 2008 and (ii) ending at the close of business on April 8, 2011, subject to certain exceptions, into shares of our common stock at an initial conversion price equal to $6.35 per share, which is the product of (i) 1.1 and (ii) the average closing price per share of our common stock for the period of 20 consecutive trading days immediately prior to April 15, 2008. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds.

•
Mandatory Redemptions. Interest is payable semi-annually in arrears on April 15 and October 15 of each year (each an “Interest Payment Date”) commencing October 15, 2008. On any Interest Payment Date on or after April 15, 2010, the holders of the Bonds can require us to redeem the Bonds at 116.61% of the principal amount of the Bonds redeemed, plus all accrued but unpaid interest. We are required to redeem any outstanding Bonds at 116.61% of its principal amount on April 15, 2011.

On April 15, 2008, we entered into a warrant instrument with the Subscribers pursuant to which the Subscribers purchased the Bond Warrants from us (the “Warrant Instrument”). The Bond Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among us, The Bank of New York and The Bank of New York, London Branch dated April 15, 2008 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Bond Warrants become exercisable on April 15, 2008 and terminate on April 15, 2013. The Bond Warrants have an initial exercise price per share of $6.35, subject to adjustment in certain events.

We have agreed to list the shares of common stock underlying the Bonds and the Bond Warrants on AMEX, or any alternative stock exchange by the earlier of October 15, 2008 and the date on which a registration statement registering the shares of common stock underlying the Bond Warrants is first declared effective by the SEC. In addition, we have agreed to register the shares of common stock underlying the Bonds and the Bond Warrants with the SEC on or prior to October 15, 2008 and will keep the registration effective until 30 days after the Bond Warrants terminate.

On April, 15, 2008, we also entered into a registration rights agreement with the Subscribers pursuant to which we agreed to register the Bonds, the Bond Warrants, and the shares of common stock underlying the Bonds and Bond Warrants (the “Registrable Securities”). We agreed to prepare and file with the SEC, no later than 30 days after April 15, 2008, a registration statement on Form S-1 to register the Registrable Securities (the “Registration Statement”) and, as promptly as possible, cause that Registration Statement, as amended, to become effective and in any event within six months after April 15, 2008. In addition, we agreed to list all the Registrable Securities covered by the Registration Statement on each securities exchange on which similar securities issued by us are then listed.

Pursuant to the terms of the Subscription Agreement, we were required as a condition to the closing to appoint a director designated by CITIC Capital Finance Limited to our Board of Directors. The closing condition was waived by the parties to the financing transaction and we agreed to appoint such a director within three months from closing.

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2008 and 2007 in U.S. dollars (unaudited):

	Three Months Ended March 31,
	2008	2007

	(in thousands, except share and per share amounts)

Contract revenues earned	$25,349	$14,430

Cost of contract revenues earned	(16,904)	(11,533)

Gross profit	$8,445	$2,897

Selling, general and administrative expenses	(3,000)	(874)

Income from operations	$5,445	$2,023

Interest income	7	4

Interest expenses	(334)	(4)

Other income	111	0

Income before taxes	$5,229	$2,023

Income tax	(47)	(327)

Equity loss and minority interests	(8)	-

Net income	$5,174	$1,696

Earnings per share:
Basic	$0.10	$0.03
Diluted	$0.09	$0.03

Weighted average shares outstanding:
Basic	51,783,416	50,000,000
Diluted	55,489,023	50,000,000

Three Months Ended March 31, 2008 and 2007

Contract revenues earned for the three months ended March 31, 2008 were $25.3 million, an increase of $10.9 million, or 76%, from the contract revenues earned of $14.4 million for the comparable period in 2007. The primary reason for the increase in contract revenues earned was due to new large overseas projects outside of China for the three months ended March 31, 2008.

Cost of contract revenues earned for the three months ended March 31, 2008 was $16.9 million, an increase of $5.4 million, or 47%, from $11.5 million for the comparable period in 2007. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increase in contract revenue and increase in the cost of raw materials and other costs for the three months ended March 31, 2008.

Gross profit for the three months ended March 31, 2008 was $8.4 million, an increase of $5.5 million, or 190%, from $2.9 million for the comparable period of 2007. Our gross margin for the three months ended March 31, 2008 was 33.3% as compared with 20.1% for the three months ended March 31, 2007. The increase in gross margin was primarily a result of higher gross margins obtained from new overseas projects.

Selling, general and administrative expenses were approximately $3.0 million for the three months ended March 31, 2008, an increase of approximately $2.1 million, or 243%, from $0.9 million for the comparable period in 2007. The increase was due to the growth in staff, office rental and other start-up costs associated with the expansion of our overseas operations during the three months ended March 31, 2008.

Interest expenses were approximately $334,000 for the three months ended March 31, 2008, an increase of approximately $330,000, from approximately $4,000 for the comparable period in 2007. The increase was mainly due to cash interest expense and non-cash amortization expense associated with the $10 million bonds and warrants that we issued in April 2007.

Income tax was approximately $47,000 for the three months ended March 31, 2008 at an effective tax rate of 0.9%, compared with $327,000 taxes for the same period of 2007 at an effective tax rate of 16.2%. The primary reason for the decrease was due to zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during the first quarter of 2008.

Net income for the three months ended March 31, 2008 was $5.2 million, an increase of $3.5 million, or 205%, from $1.7 million for the comparable period in 2007.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $5.95 million. Prior to October 17, 2006, we have historically financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers. More recently, we have raised capital through debt and equity offerings.

On April 15, 2008, we completed a financing transaction pursuant to which we issued the 2008 Bonds in the principal amount of $20.0 million. The 2008 Bonds bear cash interest at the rate of 12% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year (each an “Interest Payment Date”) commencing October 15, 2008. On any Interest Payment Date on or after April 15, 2010, the holders of the Bonds can require us to redeem the Bonds at 116.61% of the principal amount. We are required to redeem any outstanding Bonds at 116.61% of its principal amount on April 15, 2011. If we are required to repurchase all or a portion of the Bonds and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price. We also issued 300,000 warrants in connection with the 2008 Bonds on April 15, 2008 to purchase an aggregate of 300,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant instrument.

In October 2006, we opened a line of credit facility with the Zhuhai branch of Bank of East Asia for up to a maximum of RMB20,000,000. The credit facility does not require renewal until October 2011. In order to facilitate the extension of the credit facility, we agreed to deposit the equivalent amount in HKD on fixed deposit terms into the Hong Kong branch of Bank of East Asia. This facility is subject to a current interest rate of 5.508% and interest rate adjusts every 6 months. The amount outstanding as of March 31, 2008 was $569,622.

Our subsidiary, Zhuhai King Glass Engineering Co., Limited, borrowed from Bank of East Asia with a condominium as collateral. This facility, which is due October 25, 2011, is subject to a current interest rate of 5.832% and interest rate adjusts every 6 months. The amount outstanding as of March 31, 2008 was $167,062.

Full Art International Limited incurred an automobile capital lease obligations due November 12, 2009 that had an outstanding amount of $320,152 as of March 31, 2008.

We also opened a line of credit and a trust receipts line with the Hong Kong Branch of Dah Sing Bank. The credit facilities are set to expire on November 28 and November 25, 2008, respectively, which had approximately $476,859 and $1,281,114, respectively, outstanding as of March 31, 2008.

On February 19, 2008, we and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000. This facility is now fully utilized.

We also lease certain administrative and production facilities from third parties. Accordingly, for the three months ended March 31, 2008 and 2007, we incurred rental expenses of $294,114 and $96,562, respectively.

Net cash used in operating activities for the three months ended March 31, 2008 was approximately $1.44 million, as compared to $0.23 million used in the same period in 2007. The change is primarily the result of growth in net income, add-back of non-cash warrant expense and non-cash amortization expense on the $10,000,000 April 2007 convertible bonds, an increase in receivables due to a relatively long collection period typical of the architecture industry in China, and an increase in payables for the three months ended March 31, 2008.

Net cash used by investing activities was approximately $0.4 million for the three months ended March 31, 2008 compared to approximately $0.3 million used for the three months ended March 31, 2007. The change was mainly a result of an increase of fixed assets purchased during the three months ended March 31, 2008.

Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2008 compared to $0.9 million provided for the three months ended March 31, 2007. The increase was primarily due to short-term bank borrowing, long-term bank borrowing and shareholder loans.

At March 31, 2008, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We intend to expend a significant amount of capital to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective may be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Contractual Obligations

The following table describes our contractual commitments and obligations as of March 31, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$652,329	$556,267	$96,062	$—	$—
Contingent Liabilities (1)	$8,485,288	$6,363,966	$2,121,322	$—	$—
Long-term debt (2)	$17,064,700	$—	$320,152	$16,744,548	$—

(1)	Includes the $2,121,322 performance bond expired April 11, 2009 and $6,363.966 advanced payment bond expired March 28, 2009, both were issued by ABN AMRO Bank N.V.
(2)
Includes the $10 million convertible bond which is required to be redeemed at 150.87% at maturity at April 12, 2012, which may be converted into our common stocks after September 28, 2008, accordingly we may re-classify upon conversion.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates.

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report for the fiscal year ended December 31, 2007 on Form 10-K and Form 10-K/A, as filed with the SEC on March 31, 2008 and April 29, 2008, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the fiscal year ended December 31, 2007 on Form 10-K and Form 10-K/A, as filed with the SEC on March 31, 2008 and April 29, 2008, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2008, we completed a financing transaction with the Subscribers under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) and issued (i) $20,000,000 12% Convertible Bonds due in 2011 (the “Bonds”) and (ii) 300,000 warrants to purchase an aggregate of 300,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant instrument, that expire in 2013 (the “Bond Warrants”). The Bonds and the Bond Warrants were offered and sold to the Subscribers in reliance upon exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) each of the Subscribers is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) each of the Subscribers has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) each of the Subscribers agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

May 14, 2008	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer, Chief Operating Officer and Chairman of the Board