Form 10-Q
period 2008-06-30
China Architectural Engineering, Inc.
filed 2008-08-11
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 51,885,446 shares outstanding of registrant’s common stock, par value $0.001 per share, as of July 31, 2008.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(STATED IN US DOLLARS)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$17,763,812	$4,040,168
Restricted cash	96,808	595,016
Contract receivables, net	66,379,142	13,047,559
Costs and earnings in excess of billings	25,957,723	57,488,693
Job disbursements advances	-	2,454,106
Tender and other site deposits	-	83,046
Other receivables	13,806,200	6,640,865
Inventories	379,441	528,743
Deferred income taxes	2,383	-
Other current assets	1,164,204	109,533
Total current assets	125,549,713	84,987,729

Non-current assets
Plant and equipment, net	3,410,794	2,582,554
Intangible Assets	5,130	70,386
Organization cost	-	92,741
Goodwill	7,995,896	7,995,896
Other non-current asset	-	7,505

TOTAL ASSETS	$136,961,533	$95,736,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$1,155,390	$2,578,550
Accounts payable	24,570,686	18,737,771
Billings in excess of costs and earnings	2,029,965	757,079
Amount due to shareholder	1,319,991	1,334,856
Other payables	6,519,213	9,193,186
Income tax payable	2,685,582	2,673,643
Business and other taxes payable	3,281,436	3,538,336
Other Accrual	1,282,048	499,684
Total current liabilities	42,844,311	39,313,105

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS (Continued)
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(STATED IN US DOLLARS)

	June 30, 2008	December 31, 2007

Non-current liabilities
Long term bank loans	$1,839,440	$443,881
Convertible bond payable, net	24,924,040	3,465,741
Minority interest	20,706	49,482

TOTAL LIABILITIES	$69,628,497	$43,272,209

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2008 and December 31, 2007; Common stock, $0.001 par value, 100,000,000 shares authorized, 51,885,446 and 51,783,416 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	$51,886	$51,784
Additional paid in capital	21,656,684	23,665,558
Statutory reserves	3,040,595	3,040,595
Accumulated other comprehensive income	6,018,534	1,892,829
Retained earnings	36,565,337	23,813,836
	67,333,036	52,464,602
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$136,961,533	$95,736,811

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(STATED IN US DOLLARS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Contract revenues earned	$41,380,189	$19,453,645	$66,729,495	$33,883,737
Cost of contract revenues earned	(28,038,332)	(11,961,163)	(44,942,086)	(23,493,770)

Gross profit	$13,341,857	$7,492,482	$21,787,409	$10,389,967

Selling, general and administrative expenses	(4,590,147)	(1,689,696)	(7,590,572)	(2,564,071)

Income from operations	$8,751,710	$5,802,786	$14,196,837	$7,825,896

Interest income	35,242	-	42,205	3,637
Interest expense	(1,197,889)	(572,379)	(1,532,026)	(576,459)
Other income	39,440	-	150,602	-

Income before taxation	$7,628,503	$5,230,407	$12,857,618	$7,253,074

Income tax	(69,613)	(937,630)	(116,980)	(1,264,678)
Equity loss and minority interests	18,893	(14,277)	10,863	(14,277)

Net income	$7,577,783	$4,278,500	$12,751,501	$5,974,119

Earnings per share:
Basic	$0.15	$0.09	$0.25	$0.12
Diluted	$0.14	$0.08	$0.24	$0.11

Weighted average shares outstanding:
Basic	51,812,477	50,000,000	51,832,946	50,000,000
Diluted	55,549,949	59,588,586	55,550,770	54,794,293

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(STATED IN US DOLLARS)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$12,751,501	$5,974,119
Minority interest	(10,863)	(11,299)
Depreciation and amortization expense	398,241	99,350
Loss on disposal of equipments	10,383	-
Deferred income taxes	(2,383)	-
Share-based payment	425,748	-
Amortization expense on convertible bond	615,061	479,965
Decrease in restricted cash	498,208	154,652
Decrease in security deposit	-	80,446
(Increase) /decrease in inventories	149,302	(356)
Increase in receivables	(27,306,892)	(10,851,500)
Decrease in other assets	100,246	-
Increase/(decrease) in payables	4,969,232	(1,474,440)
Net cash used in operating activities	$(7,402,216)	$(5,549,063)

Cash flows from investing activities
Purchases of plant and equipment	(906,885)	(514,028)
Net cash used in investing activities	$(906,885)	$(514,028)

Cash flows from financing activities
Repayments from short-term loans	$(1,423,160)	$-
Proceeds from long-term loans	1,444,502	211,807
Repayments of long-term loans	(48,944)	-
Repayments of amount due to shareholder	(14,865)	(1,735)
Issuance of convertible bond and warrants	19,500,000	9,700,000
Net cash provided by financing activities	$19,457,533	$9,910,072

Net increase in cash and cash equivalents	$11,148,432	$3,846,981
Effect of foreign currency translation on cash and cash equivalents	2,575,212	45,823

Cash and cash equivalents - beginning of period	4,040,168	2,115,966

Cash and cash equivalents - end of period	$17,763,812	$6,008,770

Other supplementary information:
Cash paid during the period for:
Interest paid	$477,153	$56,771
Income tax paid	$162,895	$760,170

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2008 TO JUNE 30, 2008
(STATED IN US DOLLARS)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total

Balance, January 1, 2008	51,783,416	51,784	23,665,558	3,040,595	1,892,829	23,813,836	52,464,602
Net income						12,751,501	12,751,501
Foreign currency translation adjustment					4,125,705		4,152,705
Total comprehensive income							16,904,206
Adjustment of additional Paid-in Capital from warrants and beneficial conversion feature			(2,611,095)				(2,611,095)
Issuance of new shares	102,030	102	602,221				602,323
Balance, June 30, 2008	51,885,446	51,886	21,656,684	3,040,595	6,018,534	36,565,337	67,333,036

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Architectural Engineering, Inc. (the “Company”) formerly SRKP 1, Inc., was incorporated in the State of Delaware, United State on March 16, 2004. The Company’s common stock was listed for trading on the American Stock Exchange on September 28, 2007.

On October 17, 2006, the Company underwent a reverse-merger with Full Art International Ltd. (a Hong Kong company) and its four wholly-owned subsidiaries as detailed in Note 2(b) Consolidation below, involving an exchange of shares whereby the Company issued an aggregate of 43,304,125 shares of common stock in exchange for all of the issued and outstanding shares of Full Art. The Company was the accounting acquiree. For financial reporting purposes, this transaction is classified as a recapitalization of China Architectural Engineering, Inc. and the historical financial statements of Full Art.

The Company through its subsidiaries conducts its principal activity as building envelope systems contractors, specializing in the design, engineering, fabrication and installation of curtain wall systems, roofing systems, steel construction systems and eco-energy saving building conservation systems, throughout China, Australia, Southeast Asia, the Middle East, and the United States.

The Company's work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. These contracts are undertaken by the Company or its wholly owned subsidiaries. The length of the Company's contracts varies but is typically about one to two years.

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

The consolidated financial statements include the accounts of the Company and its twelve subsidiaries. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

The Company owned the subsidiaries since its reverse-merger on October 17, 2006. As of June 30, 2008, detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity interest %
Full Art International Limited	Hong Kong	100
Zhuhai King Glass Engineering Co., Ltd.	PRC	100
Zhuhai King General Glass Engineering Technology Co., Ltd.	PRC	100
King General Engineering (HK) Limited	Hong Kong	100
KGE Building System Limited	Hong Kong	100
KGE Australia Pty Limited	Australia	55
Zhuhai Xiangzhou District Career Training School	PRC	72
Techwell Engineering Limited	Hong Kong	100
Techwell International Limited	Macau	100
Techwell Building System (Shenzhen) Co., Ltd.	PRC	100
CAE Building Systems, Inc.	USA	100
China Architectural Engineering (Shenzhen) Co., Ltd.	PRC	100

(c)	Use of estimates

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

The calculation of diluted weighted average common shares outstanding for the periods ended June 30, 2008 and 2007 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$7,577,783	$4,278,500	$12,751,501	$5,974,119
Add: Interest expenses less income taxes	276,774	311,977	487,688	311,977
Adjusted income	7,854,557	4,590,477	13,239,189	6,286,096
Basic Weighted Average Shares Outstanding	51,812,477	50,000,000	51,832,946	50,000,000
Dilutive Shares:
- Addition to Common Stock from Conversion of Bonds	2,857,143	703,297	2,857,143	353,591
- Addition to Common Stock from Exercise of Warrants	880,329	8,885,289	860,681	4,440,702
Diluted Weighted Average Outstanding Shares:	55,549,949	59,588,586	55,550,770	54,794,293

Earnings Per Share
- Basic	$0.15	$0.09	$0.25	$0.12
- Diluted	$0.14	$0.08	$0.24	$0.11

(l)	Revenue and cost recognition

Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total cost for each contract.

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

In respect of the Company’s subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
Zhuhai King Glass Engineering Co., Limited (“Zhuhai KGE”) and Zhuhai King General Glass Engineering Technology Co., Limited (“Zhuhai KGGET”) are located in Zhuhai and was subject to the PRC corporation income tax rate of 33% prior to January 1, 2008. However, in accordance with the relevant tax laws and regulations of PRC, the Zhuhai local corporation income tax rate was 15% prior to January 1, 2008. Zhuhai KGGET is presently dormant, and from the time that it has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Zhuhai KGGET has enjoyed this tax incentive in the previous years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law has become effective from January 1, 2008. During the transition period, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. Zhuhai KGE is subject to 18% tax rate during the first half year of 2008 and anticipates that as a result of the new EIT law, its income tax provision will increase, which could adversely affect Zhuhai KGE’s financial condition and results of operations.

•	Full Art International Limited, King General Engineering (HK) Limited, and KGE Building System Limited are subject to Hong Kong profits tax rate of 17.5%.

•
Techwell Engineering Limited is subject to Hong Kong profits tax rate of 17.5%. Techwell International Limited is a Macau registered company and therefore is subject to Macau profits tax rate of 12%. Techwell Building System (Shenzhen) Co. Limited is located in Shenzhen and is subject to PRC corporate income tax rate of 18% in 2008.

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

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $362,076 and $83,630 for the six months periods ended June 30, 2008 and 2007, respectively.

(o)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $689,495 and $25,477 for the six months periods ended June 30, 2008 and 2007, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

(q)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (USD). The functional currencies of the Company are Renminbi (RMB), Hong Kong Dollar (HKD), Macau Pacata (MOP), Australia Dollar (AUD), United Arab Emirate Dirham (AED) and USD. The consolidated financial statements are translated into USD from RMB, HKD, MOP, AUD and AED at June 30, 2008 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	June 30, 2008	December 31, 2007	June 30, 2007
Period end RMB : US$ exchange rate	6.8591	7.3141	7.6248
Average quarterly RMB : US$ exchange rate	6.9575	7.6172	7.6891

	June 30, 2008	December 31, 2007	June 30, 2007
Period end HKD : US$ exchange rate	7.7970	7.8049	7.8172
Average quarterly HKD : US$ exchange rate	7.7939	7.8026	7.8172

	June 30, 2008	December 31, 2007	June 30, 2007
Period end MOP : US$ exchange rate	8.0360	-	-
Average quarterly MOP : US$ exchange rate	8.0331	-	-

	June 30, 2008	December 31, 2007	June 30, 2007
Period end AUD : US$ exchange rate	1.0458	-	-
Average quarterly AUD : US$ exchange rate	1.0597	-	-

	June 30, 2008	December 31, 2007	June 30, 2007
Period end AED : US$ exchange rate	3.6732	-	-
Average quarterly AED : US$ exchange rate	3.6734	-	-

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. This standard will have no impact on the Company’s financial position, results of operations or cash flow.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. FSP SFAS No. 142-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting FSP SFAS No. 142-3 on the Company’s financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

In June 2008, the EITF reached a consensus on EITF Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF No. 08-4”). Subsequent to the issuance of EITF No. 98-5, certain portions of the guidance contained in EITF No. 98-5 were nullified by EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF No. 00-27”). However, the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 were not specifically identified in EITF No. 98-5, nor were the illustrative examples in EITF No. 98-5 updated for the effects of EITF No. 00-27. EITF No. 08-4 specifically addresses the conforming changes to EITF Issue No. 98-5 and provides transition guidance for the conforming changes. EITF No. 08-4 is effective for the Company for the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of adopting EITF No. 08-4 on the Company’s financial position, results of operations and cash flows.

3.	CONTRACT RECEIVABLES

	June 30, 2008	December 31, 2007

Contract receivables	$66,609,152	$13,263,260
Less: Allowance for doubtful accounts	(230,010)	(215,701)

Net	$66,379,142	$13,047,559

Allowance for Doubtful Accounts	June 30, 2008	December 31, 2007

Beginning balance	$215,701	$417,648
Foreign exchange adjustments	14,309	-
Written off	-	(201,947)

Ending balance	$230,010	$215,701

4.	INVENTORIES

	June 30, 2008	December 31, 2007
Raw materials at sites	$379,441	$528,743

5.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of:

	June 30, 2008	December 31, 2007
At cost
Motor vehicle	$1,305,423	$1,223,692
Machinery and equipment	3,175,992	3,383,123
Furniture, software and office equipment	1,677,491	625,102
Building	309,933	290,652
Leasehold improvement	377,262	189,403
	$6,846,101	$5,711,972

Less: Accumulated depreciation
Motor vehicle	$630,182	$593,141
Machinery and equipment	1,874,920	2,227,231
Furniture, software and office equipment	766,649	269,695
Building	17,434	9,810
Leasehold improvement	146,122	29,541
	$3,435,307	$3,129,418

	$3,410,794	$2,582,554

Depreciation expenses included in the selling and administrative expenses for six months periods ended June 30, 2008 and 2007 were $332,985 and $99,350, respectively.

6.	INTANGIBLE ASSETS

	June 30, 2008	December 31, 2007
At cost
Intangible Assets	$104,204	$104,204
Less: Accumulated amortization	99,074	33,818

	$5,130	$70,386

7.	LOANS

A.	SHORT-TERM BANK LOANS

	June 30, 2008	December 31, 2007
Bank of East Asia Ltd., line of credit, at 5.508% per annum, subject to variation every 6 months	$-	$546,889

Dah Sing Bank, 5.0% per annum, line of credit, due November 28, 2008	380,478	257,926

Dah Sing Bank, 5.5% per annum, trust receipts, due November 25, 2008	774,912	1,773,735
	$1,155,390	$2,578,550

In October 25, 2006, the Company opened a line of credit facility with the Zhuhai branch of Bank of East Asia for a maximum of RMB20,000,000. The credit facility does not require renewal until October 2011. In order to facilitate the extension of the credit facility, the Company agreed to deposit the same amount on fixed deposit terms into the Hong Kong branch of Bank of East Asia. This facility is subject to a current interest rate of 5.913% and interest rate adjusts every 6 months.

B.	LONG-TERM BANK LOANS

	June 30, 2008	December 31, 2007

Bank of East Asia Ltd., line of credit, at 5.832% per annum, subject to variation ever 6 months, due October 25, 2011	$161,214	$169,518

Auto capital lease obligations (hire purchase) due November 12, 2009	300,391	274,363

Installment loan from Dah Sing Bank at an interest rate at 3.5% due July 28, 2015	290,506	-

Installment loan from Dah Sing Bank at an interest rate at 4.0% due October 25, 2025.	1,087,329	-
	$1,839,440	$443,881

Zhuhai King Glass Engineering Co., Limited borrowed from Bank of East Asia with a condominium as collateral. This facility is subject to a current interest rate of 5.913% and interest rate adjusts every 6 months.

Full Art International Limited borrowed a hire purchase (car) loan from DBS Bank.

8. CONVERTIBLE BONDS AND BOND WARRANTS

A. $10,000,000 Variable Rate Convertible Bonds due in 2012

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

Because of the fact that the $10,000,000 Variable Rate Convertible Bonds contain three separate securities and yet merged into one package, the bond security must identify its constituents and establish the individual value as determined by the Issuer as follows:

(1)	Bond Discount	300,000
(2)	Warrants	2,183,000
(3)	Beneficial Conversion Feature	2,171,429

B. $20,000,000 12% Convertible Bonds due in 2011

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

Pursuant to the terms of the Subscription Agreement, the Company was required as a condition to the closing to appoint a director designated by CITIC Capital Finance Limited to the Company’s Board of Directors. The closing condition was waived by the parties to the financing transaction and the Company appointed such a director within three months from closing.

Because of the fact that the $20,000,000 Convertible Bonds contain three separate securities and yet merged into one package, the bond security must identify its constituents and establish the individual value as determined by the Issuer as follows:

(1)	Bond Discount	500,000
(2)	Warrants	1,413,503
(3)	Beneficial Conversion Feature	-

The above items A and B are to be amortized to interest expense over the term of the bonds by the effective interest method as disclosed in the table below.

The Convertible Bonds Payable, net consists of the following: -

	June 30, 2008	December 31, 2007

Convertible Bonds Payable	$30,000,000	$10,000,000
Less: Interest discount – Warrants	(3,596,503)	(4,036,170)
Less: Interest discount – Beneficial conversion feature	(2,171,429)	(4,342,857)
Less: Bond discount	(800,000)	(300,000)
Accretion of interest discount and accrual of interest payable	1,491,972	2,144,768
Net	$24,924,040	$3,465,741

9.	CONTRACT REVENUES EARNED

The contract revenues earned for the periods ended June 30, 2008 and 2007 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Billed	$40,460,581	$10,677,301	$47,254,730	$13,551,466
Unbilled	919,608	8,776,344	19,474,765	20,332,271
	41,380,189	19,453,645	66,729,495	33,883,737

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

10. INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Income before tax	$7,628,503	$5,230,407	$12,857,618	$7,253,074

Taxes at the applicable income tax rates	$1,187,928	$1,476,138	$1,253,715	$2,143,618

Miscellaneous non taxable income and non-deductible expenses	(1,118,315)	(538,508)	(1,136,735)	(878,940)

Current income tax expense	$69,613	$937,630	$116,980	$1,264,678

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax preferences which is defined as "two-year exemption followed by three-year half exemption" enjoyed by tax payers. As a result of the new tax law, a standard 15% tax preference terminated as of December 31, 2007. The PRC government has established a set of transition rules to allow enterprises using tax preferences before January 1, 2008 to continue using the tax preferences on a transitional basis until being the new tax rates are fully implemented over a five-year period. The Company’s subsidiaries in Zhuhai and Shenzhen are now subject to PRC tax rate of 18% starting from January 1, 2008.

11. COMMITMENTS

The Company leases certain administrative and production facilities from third parties. Accordingly, for the six-month periods ended June 30, 2008 and 2007, the Company incurred rental expenses of $856,780 and $279,069, respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows:

For the year ended December 31,
2008	1,143,860
2009	927,671
2010	94,825
$2,166,356

12. RELATED PARTIES TRANSACTIONS

The amount due to shareholder at June 30, 2008 was $1,319,991 and the amount due to the shareholder at December 31, 2007 was $1,334,856. During the six-month period ended June 30, 2008, the Company purchased construction materials amounting to $2,072,241 from Guangdong Canbo Electrical Co., Ltd. The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

13. OTHER EVENTS

Upon the closing of the initial public offering in October 2007, the Company sold to WestPark Capital, Inc., as underwriter, warrants to purchase up to 73,700 shares of its common stock. The warrants are exercisable at a per share price of $4.20 and will expire if unexercised after five years from the date of issuance. On October 31, 2007, the Company also issued 50,000 warrants to Investor Relation International at exercisable at a per share price $3.50 for a period of four years from the date of issuance. On May 8, 2008, the Company issued another 50,000 warrants to Investor Relation International at exercisable at a per share price $3.50 for a period of four years from the date of issuance.

As of June 30, 2008, WestPark Capital, Inc. has not exercised its warrants. On June 11, 2008, Investor Relation International exercised its warrants issued on October 31, 2007 and received 32,030 shares in accordance with the cashless settlement terms in the warrant agreement. The Company recognized the cost of these warrants as determined by the Black-Scholes Model at a value of $50,375 and $50,905 for the warrants issued to WestPark and Investor Relation International, respectively, for the six months ended June 30, 2008. These expenses have been recorded and included in the accompanying Statements of Income for the six-month period ended June 30, 2008.

14. SUBSEQUENT EVENTS

RMB70,000,000 banking facility granted by ABN AMRO Bank N.V.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd., the Company’s wholly-owned subsidiary was granted a bank’s acceptance bill facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978). ABN AMRO requires guarantees as follows:

•	Irrevocable and unconditional guarantee executed by China Architectural Engineering, Inc., and

•	Cash collateral of 20% of bank’s acceptance bill issued

As of August 8, 2008, Zhuhai King Glass Engineering Co., Ltd. utilized RMB27,540,000 (US$4,020,000) of the facility.

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

Pursuant to the terms of the Subscription Agreement, we were required as a condition to the closing to appoint a director designated by CITIC Capital Finance Limited to our Board of Directors. The closing condition was waived by the parties to the financing transaction and we have appointed such a director from CITIC Capital Finance Ltd. on June 10, 2008.

Results of Operations

The following table sets forth our statements of operations for the three months and six months ended June 30, 2008 and 2007 in U.S. dollars (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(in thousands, except for share and per share amounts)		(in thousands, except for share and per share amounts)

Contract revenues earned	$41,380	$19,454	$66,729	$33,884

Cost of contract revenues earned	(28,038)	(11,962)	(44,942)	(23,494)

Gross profit	$13,342	$7,492	$21,787	$10,390

Selling, general and administrative expenses	(4,590)	(1,689)	(7,590)	(2,564)

Income from operations	$8,752	$5,803	$14,197	$7,826

Interest income	35	-	42	3

Interest expenses	(1,198)	(573)	(1,532)	(576)

Other income	40	0	151	0

Income before taxes	$7,629	$5,230	$12,858	$7,253

Income tax	(70)	(937)	(117)	(1,265)

Equity loss and minority interests	19	(14)	11	(14)

Net income	$7,578	$4,279	$12,752	$5,974

Earnings per share:
Basic	$0.15	$0.09	$0.25	$0.12
Diluted	$0.14	$0.08	$0.24	$0.11

Weighted average shares outstanding:
Basic	51,812,477	50,000,000	51,832,946	50,000,000
Diluted	55,549,949	59,588,586	55,550,770	54,794,293

Three Months Ended June 30, 2008 and 2007

Contract revenues earned for the three months ended June 30, 2008 were $41.4 million, an increase of $21.9 million, or 112%, from the contract revenues earned of $19.5 million for the comparable period in 2007. The primary reason for the increase in contract revenues earned was due to new large overseas projects outside of China for the three months ended June 30, 2008.

Cost of contract revenues earned for the three months ended June 30, 2008 was $28.0 million, an increase of $16.0 million, or 133%, from $12.0 million for the comparable period in 2007. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increase in contract revenue and increase in the cost of raw materials and other costs for the three months ended June 30, 2008.

Gross profit for the three months ended June 30, 2008 was $13.3 million, an increase of $5.8 million, or 77%, from $7.5 million for the comparable period of 2007. Our gross margin for the three months ended June 30, 2008 was 32.2% as compared with 38.5% for the three months ended June 30, 2007. The decrease in gross margin was primarily a result of higher raw materials and labor costs in the quarter, which was partially offset by higher margins obtained from overseas projects.

Selling, general and administrative expenses were approximately $4.6 million for the three months ended June 30, 2008, an increase of approximately $2.9 million, or 171%, from $1.7 million for the comparable period in 2007. The increase was due to the growth in staff, office rental and other start-up costs associated with the expansion of our overseas operations during the three months ended June 30, 2008.

Interest expenses were approximately $1.2 million for the three months ended June 30, 2008, an increase of approximately $0.6 million, from approximately $0.6 million for the comparable period in 2007. The increase was mainly due to cash interest expense and non-cash amortization expense associated with the $10 million convertible bonds and warrants issued in April 2007 and $20 million convertible bonds and warrants issued in April 2008.

Income tax was approximately $70,000 for the three months ended June 30, 2008 at an effective tax rate of 0.9%, compared with $937,000 taxes for the same period of 2007 at an effective tax rate of 17.9%. The primary reason for the decrease was due to zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during the second quarter of 2008.

Net income for the three months ended June 30, 2008 was $7.6 million, an increase of $3.3 million, or 77%, from $4.3 million for the comparable period in 2007.

Six Months Ended June 30, 2008 and 2007

Contract revenues earned for the six months ended June 30, 2008 were $66.7 million, an increase of $32.8 million, or 97%, from the contract revenues earned of $33.9 million for the comparable period in 2007. The primary reason for the increase in contract revenues earned was due to new large overseas projects outside of China for the six months ended June 30, 2008.

Cost of contract revenues earned for the six months ended June 30, 2008 was $44.9 million, an increase of $21.4 million, or 91%, from $23.5 million for the comparable period in 2007. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increase in contract revenue and increase in the cost of raw materials and other costs for the six months ended June 30, 2008.

Gross profit for the six months ended June 30, 2008 was $21.8 million, an increase of $11.4 million, or 110%, from $10.4 million for the comparable period of 2007. Our gross margin for the six months ended June 30, 2008 was 32.6% as compared with 30.7% for the six months ended June 30, 2007. The increase in gross margin was primarily a result of higher margins obtained from overseas projects, which was partially offset by higher raw materials and labor costs in the first half of 2008.

Selling, general and administrative expenses were approximately $7.6 million for the six months ended June 30, 2008, an increase of approximately $5.0 million, or 192%, from $2.6 million for the comparable period in 2007. The increase was due to the growth in staff, office rental and other start-up costs associated with the expansion of our overseas operations during the six months ended June 30, 2008.

Interest expenses were approximately $1.5 million for the six months ended June 30, 2008, an increase of approximately $0.9 million, from approximately $0.6 million for the comparable period in 2007. The increase was mainly due to cash interest expense and non-cash amortization expense associated with the $10 million convertible bonds and warrants issued in April 2007 and $20 million convertible bonds and warrants issued in April 2008.

Income tax was approximately $117,000 for the six months ended June 30, 2008 at an effective tax rate of 0.9%, compared with $1,265,000 taxes for the same period of 2007 at an effective tax rate of 17.4%. The primary reason for the decrease was due to zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during the first half of 2008.

Net income for the six months ended June 30, 2008 was $12.8 million, an increase of $6.8 million, or 113%, from $6.0 million for the comparable period in 2007.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $17.8 million. Prior to October 17, 2006, we have historically financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers. More recently, we have raised capital through debt and equity offerings, as well as bonding facilities.

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

In October 2006, we opened a line of credit facility with the Zhuhai branch of Bank of East Asia for up to a maximum of RMB20,000,000. The credit facility does not require renewal until October 2011. In order to facilitate the extension of the credit facility, we agreed to deposit the equivalent amount in HKD on fixed deposit terms into the Hong Kong branch of Bank of East Asia. This facility is subject to a current interest rate of 5.508% and interest rate adjusts every 6 months. There was no outstanding balance as of June 30, 2008.

Our subsidiary, Zhuhai King Glass Engineering Co., Limited, borrowed from Bank of East Asia with a condominium as collateral. This facility, which is due October 25, 2011, is subject to a current interest rate of 5.832% and interest rate adjusts every 6 months. The amount outstanding as of June 30, 2008 was $161,214.

Full Art International Limited incurred an automobile hire purchase obligations due November 12, 2009 that had an outstanding amount of $300,391 as of June 30, 2008.

We also opened a line of credit and a trust receipts line with the Hong Kong Branch of Dah Sing Bank. The credit facilities are set to expire on November 28 and November 25, 2008, respectively, which had approximately $290,506 and $1,087,329, respectively, outstanding as of June 30, 2008.

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

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among China Architectural Engineering, Inc., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. As of August 8, 2008, we have utilized $8.4 million of the facility.

We also lease certain administrative and production facilities from third parties. Accordingly, for the six months ended June, 2008 and 2007, we incurred rental expenses of $856,780 and $279,069, respectively.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd., our wholly-owned subsidiary was granted a bank’s acceptance bill facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978). ABN AMRO requires guarantees irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued. As of August 8, 2008, Zhuhai King Glass Engineering Co., Ltd. utilized RMB27,540,000 (US$4,020,000) of the facility.

Net cash used in operating activities for the six months ended June 30, 2008 was approximately $7.4 million, as compared to $5.6 million used in the same period in 2007. The change is primarily the result of growth in net income, add-back of non-cash warrant expense and non-cash amortization expense on the $10,000,000 April 2007 and $20,000,000 April 2008 convertible bonds, an increase in receivables due to a relatively long collection period typical of the architecture industry in China, and an increase in payables for the six months ended June 30, 2008.

Net cash used by investing activities was approximately $0.9 million for the six months ended June 30, 2008 compared to approximately $0.5 million used for the six months ended June 30, 2007. The change was mainly a result of an increase of fixed assets purchased during the six months ended June 30, 2008.

Net cash provided by financing activities was $19.5 million for the six months ended June 30, 2008 compared to $9.9 million provided for the six months ended June 30, 2007. The increase was primarily due to the issuance of $20,000,000 convertible bonds in April 2008.

At June 30, 2008, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We intend to expend a significant amount of capital to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective may be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Contractual Obligations

The following table describes our contractual commitments and obligations as of June 30, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,166,356	$1,607,696	$558,660	$—	$—
Contingent Liabilities (1)	$20,365,768	$16,229,932	$4,137,836	$—	$—
Long-term debt (2)	$38,409,000	$—	$23,322,000	$15,087,000	$—

(1)
Includes the $3,500,000 standby guarantee expired May 2, 2009, $2,121,322 performance bond expired April 11, 2009 and $6,363,966 advanced payment bond expired March 25, 2009, issued by ABN AMRO Bank N.V. Also includes $1,831,411 performance bond expired December 31, 2009, $2,306,425 advanced payment bond expired August 6, 2009 and $4,242,644 advanced payment bond expired March 25, 2009, issued by HSBC.

(2)
Includes the $10 million convertible bond which is required to be redeemed at 150.87% at maturity at April 4, 2012, which may be converted into our common stocks after September 28, 2008, accordingly we may re-classify upon conversion. Also includes the $20 million convertible bond which is required to be redeemed at 116.61% at maturity at April 15, 2011, which may be converted into our common stocks after October 15, 2008, accordingly we may re-classify upon conversion.

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

Recent Accounting Pronouncements

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. This standard will have no impact on the Company’s financial position, results of operations or cash flow.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. FSP SFAS No. 142-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting FSP SFAS No. 142-3 on the Company’s financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

In June 2008, the EITF reached a consensus on EITF Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF No. 08-4”). Subsequent to the issuance of EITF No. 98-5, certain portions of the guidance contained in EITF No. 98-5 were nullified by EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF No. 00-27”). However, the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 were not specifically identified in EITF No. 98-5, nor were the illustrative examples in EITF No. 98-5 updated for the effects of EITF No. 00-27. EITF No. 08-4 specifically addresses the conforming changes to EITF Issue No. 98-5 and provides transition guidance for the conforming changes. EITF No. 08-4 is effective for the Company for the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of adopting EITF No. 08-4 on the Company’s financial position, results of operations and cash flows.

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

Changes in internal control over financial reporting

As disclosed in the Form 8-K filing filed with the Securities and Exchange Commission on June 16, 2008, our CFO resigned her position effective June 30, 2008. A new CFO was appointed as of the same date and has assumed the internal control duties of the CFO. Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, except as stated above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On May 28, 2008, pursuant to authorization by its Board of Directors, the Company notified the American Stock Exchange (“AMEX”) that it intends to voluntarily withdraw the listing of its common stock on the AMEX in order to transfer its listing to The NASDAQ Stock Market LLC (“NASDAQ”). The Company’s common stock commenced trading on the NASDAQ on June 10, 2008 under the symbol "CAEI."

ITEM 6. EXHIBITS

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

August 11, 2008	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board