Form 10-Q
period 2008-09-30
China Architectural Engineering, Inc.
filed 2008-11-13
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 52,456,874 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 7, 2008.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(STATED IN US DOLLARS)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$6,537,961	$4,040,168
Restricted cash	11,059,288	595,016
Contract receivables, net	81,305,443	13,047,559
Costs and earnings in excess of billings	31,363,456	57,488,693
Job disbursements advances	-	2,454,106
Tender and other site deposits	-	83,046
Other receivables	17,433,626	6,640,865
Inventories	1,518,622	528,743
Other current assets	4,080,681	109,533
Total current assets	153,299,077	84,987,729

Non-current assets
Plant and equipment, net	4,635,246	2,582,554
Intangible Assets	5,130	70,386
Organization cost	-	92,741
Goodwill	7,995,896	7,995,896
Other non-current asset	-	7,505

TOTAL ASSETS	$165,935,349	$95,736,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$8,937,585	$2,578,550
Accounts payable	29,767,102	18,737,771
Billings in excess of costs and earnings	7,407,281	757,079
Amount due to shareholder	1,435,411	1,334,856
Other payables	5,690,069	9,193,186
Income tax payable	2,716,823	2,673,643
Business and other taxes payable	3,628,565	3,538,336
Other Accrual	2,177,550	499,684
Total current liabilities	61,760,386	39,313,105

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(STATED IN US DOLLARS)

	September 30, 2008	December 31, 2007

Non-current liabilities
Long term bank loans	$1,724,202	$443,881
Convertible bond payable, net	24,225,822	3,465,741
Minority interest	10,541	49,482

TOTAL LIABILITIES	$87,720,951	$43,272,209

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2008 and December 31, 2007; Common stock, $0.001 par value, 100,000,000 shares authorized, 52,456,874 and 51,783,416 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	$52,457	$51,784
Additional paid in capital	23,036,592	23,665,558
Statutory reserves	3,040,595	3,040,595
Accumulated other comprehensive income	5,609,893	1,892,829
Retained earnings	46,474,861	23,813,836
	78,214,398	52,464,602
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$165,935,349	$95,736,811

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(STATED IN US DOLLARS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Contract revenues earned	$55,978,184	$27,077,867	$122,707,679	$60,961,604
Cost of contract revenues earned	(38,595,231)	(20,532,767)	(83,537,317)	(44,026,537)

Gross profit	$17,382,953	$6,545,100	$39,170,362	$16,935,067

Selling, general and administrative expenses	(6,273,059)	(1,875,284)	(13,877,990)	(4,439,355)

Income from operations	$11,109,894	$4,669,816	$25,292,372	$12,495,712

Interest income	3,622	10,971	45,827	14,608
Interest expense	(1,356,085)	(764,747)	(2,888,111)	(1,341,206)
Other income	177,114	-	342,075	-

Income before taxation	$9,934,545	$3,916,040	$22,792,163	$11,169,114

Income tax	(30,945)	(784,744)	(147,925)	(2,049,422)
Equity loss and minority interests	5,924	1,087	16,787	(13,190)

Net income	$9,909,524	$3,132,383	$22,661,025	$9,106,502

Earnings per share:
Basic	$0.19	$0.06	$0.44	$0.18
Diluted	$0.18	$0.06	$0.42	$0.18

Weighted average shares outstanding:
Basic	51,891,657	50,000,000	51,829,156	50,000,000
Diluted	55,653,537	50,925,991	55,554,987	50,632,657

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(STATED IN US DOLLARS)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$22,661,025	$9,106,502
Minority interest	(16,787)	13,190
Depreciation and amortization expense	589,961	220,624
Amortization expense on convertible bond	682,261	479,965
Increase in restricted cash	(10,464,272)	(6,627)
Decrease in security deposit	-	(3,462,740)
Increase in inventories	(989,879)	(128,151)
Increase in receivables	(54,359,406)	(16,940,256)
Decrease in other assets	100,246	-
Increase in payables	15,987,691	2,215,034
Net cash used in operating activities	$(25,809,160)	$(8,502,459)

Cash flows from investing activities
Purchases of plant and equipment	(2,577,397)	(550,324)
Net cash used in investing activities	$(2,577,397)	$(550,324)

Cash flows from financing activities
Proceeds from short-term loans	$6,359,035	-
Proceeds from long-term loans	1,404,840	193,000
Repayments of long-term loans	(124,519)	(35,285)
Advance from shareholder	100,555	-
Repayments of amount due to shareholder	-	(1,735)
Issuance of convertible bond and warrants	19,500,000	10,456,516
Net cash provided by financing activities	$27,239,911	$10,612,496

Net increase in cash and cash equivalents	$(1,146,646)	$1,559,713
Effect of foreign currency translation on cash and cash equivalents	3,644,437	392,199

Cash and cash equivalents - beginning of period	4,040,168	2,115,966

Cash and cash equivalents - end of period	$6,537,961	$4,067,878

Other supplementary information:
Cash paid during the period for:
Interest paid	$643,880	$861,241
Income tax paid	$203,682	$2,049,422

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2008 TO SEPTEMBER 30, 2008
(STATED IN US DOLLARS)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total

Balance, January 1, 2008	51,783,416	$51,784	$23,665,558	$3,040,595	$1,892,829	$23,813,836	$52,464,602
Net income						22,661,025	22,661,058
Foreign currency translation adjustment					3,717,064		3,717,064
Total comprehensive income							26,419,172
Adjustment of additional Paid-in Capital from warrants and beneficial conversion feature			(2,611,095)				(2,611,095)
Issuance of new shares	102,030	102	602,221				602,323
Conversion of convertible bonds	571,428	571	1,379,908				1,380,479
Balance, September 30, 2008	52,456,874	$52,457	$23,036,592	$3,040,595	$5,609,893	$46,474,861	$78,214,398

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Architectural Engineering, Inc. (the “Company”) formerly SRKP 1, Inc., was incorporated in the State of Delaware, United States on March 16, 2004. The Company’s common stock was listed for trading on the American Stock Exchange (now known as NYSE Alternext US) on September 28, 2007.

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

The Company through its subsidiaries conducts its principal activity as building envelope systems contractors, specializing in the design, engineering, fabrication and installation of curtain wall systems, roofing systems, steel construction systems and eco-friendly energy-saving buildings and conservation systems, throughout China, Australia, Southeast Asia, the Middle East, and the United States.

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

The consolidated financial statements include the accounts of the Company and its thirteen subsidiaries. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

The Company owned the subsidiaries since its reverse-merger on October 17, 2006. As of September 30, 2008, detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity interest %
Full Art International Limited	Hong Kong	100
Zhuhai King Glass Engineering Co., Ltd.	PRC	100
Zhuhai King General Glass Engineering Technology Co., Ltd.	PRC	100
King General Engineering (HK) Limited	Hong Kong	100
KGE Building System Limited	Hong Kong	100
KGE Australia Pty Limited	Australia	55
Zhuhai Xiangzhou District Career Training School	PRC	72
Techwell Engineering Limited	Hong Kong	100
Techwell International Limited	Macau	100
Techwell Building System (Shenzhen) Co., Ltd.	PRC	100
CAE Building Systems, Inc.	USA	100
China Architectural Engineering (Shenzhen) Co., Ltd.	PRC	100
Techwell International (SEA) Pte Ltd.	Singapore	100

(c)	Use of estimates

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
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

In accordance with Statement of Financial Accounting Standard 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill or intangible assets with indefinite lives.

For goodwill and indefinite-lived intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. During the reporting periods, there was no impairment loss.

(g)	Inventories

Inventories are raw materials, which are stated at the lower of weighted average cost or market value.

(h)	Contracts receivable

Contracts receivable from performing construction of industrial and commercial buildings are based on contracted prices. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

(i)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(j)	Restricted cash

Restricted cash represents time deposit accounts to secure notes payable and bank loans.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
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

The calculation of diluted weighted average common shares outstanding for the periods ended September 30, 2008 and 2007 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted” basis when these shares are dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$9,909,524	$3,132,383	$22,661,025	$9,106,502
Add: Interest expenses less income taxes	282,876	-	770,564	-
Adjusted income	10,192,400	3,132,383	23,431,589	9,106,502
Basic Weighted Average Shares Outstanding	51,891,657	50,000,000	51,829,156	50,000,000
Dilutive Shares:
- Addition to Common Stock from Conversion of Bonds	2,857,143	-	2,857,143	-
- Addition to Common Stock from Exercise of Warrants	904,737	925,991	868,688	632,657
Diluted Weighted Average Outstanding Shares:	55,653,537	50,925,991	55,554,987	50,632,657
Earnings Per Share
- Basic	$0.19	$0.06	$0.44	$0.18
- Diluted	$0.18	$0.06	$0.42	$0.18

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

(l)	Revenue and cost recognition

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

Change orders are common for the changes in specifications or design. Contract revenue and costs are adjusted to reflect change orders approved by the customer and the contractor regarding both scope and price. Recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.

(m)	Income taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Company also adopted FIN 48, Accounting for Uncertainty in Tax Positions.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

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
In respect of the Company’s subsidiaries domiciled and operated in the PRC and Hong Kong, the taxation of these entities can be summarized as follows:

•
Zhuhai King Glass Engineering Co., Limited (“Zhuhai KGE”) and Zhuhai King General Glass Engineering Technology Co., Limited (“Zhuhai KGGET”) are located in Zhuhai and were subject to the PRC corporation income tax rate of 33% prior to January 1, 2008. However, in accordance with the relevant tax laws and regulations of the PRC, the Zhuhai local corporation income tax rate was 15% prior to January 1, 2008. Zhuhai KGGET is presently dormant, and from the time that it has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Zhuhai KGGET has enjoyed this tax incentive in the previous years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. Zhuhai KGE is subject to an 18% tax rate during the first half year of 2008 and anticipates that as a result of the new EIT law, its income tax provision will increase, which could adversely affect Zhuhai KGE’s financial condition and results of operations.

•
China Architectural Engineering (Shenzhen) Co., Ltd. is located in Shenzhen and is subject to an 18% income tax rate that will be gradually increased to the uniform rate of 25% by 2012 as according to the new EIT law.

•	Full Art International Limited, King General Engineering (HK) Limited, and KGE Building System Limited are subject to a Hong Kong profits tax rate of 16.5%.

•
Techwell Engineering Limited is subject to a Hong Kong profits tax rate of 16.5%. Techwell International Limited is a Macau registered company and therefore is subject to Macau profits tax rate of 12%. Techwell Building System (Shenzhen) Co. Limited is located in Shenzhen and is subject to PRC corporate income tax rate of 18% in 2008.

•	KGE Australia Pty Limited is subject to a corporate income tax rate of 30%.

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957.

•
The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in the PRC and Hong Kong. Based on the consolidated net income for the year ended December 31, 2007, the Company shall be taxed at the 35% tax rate.

•	Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

(n)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $Nil and $13,832 for the three-month periods and $362,076 and $97,462 for the nine-month periods ended September 30, 2008 and 2007, respectively.

(o)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $9,319 and $39,303 for the three-month periods and $698,814 and $64,780 for the nine-month periods ended September 30, 2008 and 2007, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

(q)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency. The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at September 30, 2008 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30, 2008	December 31, 2007	September 30, 2007
Period end RMB : US$ exchange rate	6.8551	7.3141	7.5176
Average quarterly RMB : US$ exchange rate	6.8529	7.6172	7.5691

	September 30, 2008	December 31, 2007	September 30, 2007
Period end HKD : US$ exchange rate	7.7701	7.8049	7.7760
Average quarterly HKD : US$ exchange rate	7.8001	7.8026	7.8080

	September 30, 2008	December 31, 2007	September 30, 2007
Period end AED : US$ exchange rate	3.6750	-	-
Average quarterly AED : US$ exchange rate	3.6743	-	-

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on the Company’s consolidated financial statements.

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

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

3.	CONTRACT RECEIVABLES

	September 30, 2008	December 31, 2007

Contract receivables	$81,859,677	$13,263,260
Less: Allowance for doubtful accounts	(554,235)	(215,701)

Net	$81,305,442	$13,047,559

Allowance for Doubtful Accounts	September 30, 2008	December 31, 2007

Beginning balance	$215,701	$417,648
Foreign exchange adjustments	14,339	-
Addition/(Written off)	324,195	(201,947)

Ending balance	$554,235	$215,701

4.	INVENTORIES

	September 30, 2008	December 31, 2007
Raw materials at sites	$1,518,622	$528,743

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

5.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of:

	September 30, 2008	December 31, 2007
At cost
Motor vehicle	$1,545,107	$1,223,692
Machinery and equipment	3,209,633	3,383,123
Furniture, software and office equipment	2,023,917	625,102
Building	1,131,686	290,652
Leasehold improvement	379,025	189,403
	$8,289,369	$5,711,972

Less: Accumulated depreciation
Motor vehicle	$723,085	$593,141
Machinery and equipment	1,918,924	2,227,231
Furniture, software and office equipment	825,809	269,695
Building	20,933	9,810
Leasehold improvement	165,373	29,541
	$3,654,123	$3,129,418

	$4,635,246	$2,582,554

Depreciation expenses included in the selling and administrative expenses for nine months periods ended September 30, 2008 and 2007 were $524,705 and $220,624, respectively.

6.	INTANGIBLE ASSETS

	September 30, 2008	December 31, 2007
At cost
Intangible Assets	$104,204	$104,204
Less: Accumulated amortization	99,074	33,818

	$5,130	$70,386

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

7.	LOANS

A.	SHORT-TERM BANK LOANS

	September 30, 2008	December 31, 2007
Bank of East Asia Ltd., line of credit, at 5.508% per annum, subject to variation every 6 months	$-	$546,889

Dah Sing Bank, 6.25% per annum, line of credit, due November 28, 2008	415,262	257,926

Dah Sing Bank, 5.75% per annum, trust receipts, due November 25, 2008	1,286,353	1,773,735

Current portion of installment loan from Dah Sing Bank at interest rate at 3.5% due July 28, 2015	35,109	-

Current portion of installment loan from Dah Sing Bank at interest rate at 4.0% due October 25, 2025	49,112	- -

Current portion of automobile capital lease obligation (hire purchase) due November 9, 2012	70,548	-

ABN AMRO Bank N.V., non-interest bearing bills payable	7,081,201	-
	$8,937,585	$2,578,550

B.	LONG-TERM BANK LOANS

	September 30, 2008	December 31, 2007

Bank of East Asia Ltd., line of credit, at 5.832% per annum, subject to variation every 6 months, due October 25, 2011	$151,310	$169,518

Non-current portion of auto capital lease obligations (hire purchase) due November 9, 2012	211,643	274,363

Non-current portion of installment loan from Dah Sing Bank at an interest rate at 3.5% due July 28, 2015	231,164	-

Non-current installment loan from Dah Sing Bank at an interest rate at 4.0% due October 25, 2025	1,130,084	-
	$1,724,202	$443,881

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

Zhuhai King Glass Engineering Co., Limited borrowed from Bank of East Asia with a condominium as collateral. This facility is subject to a current interest rate of 5.823% and interest rate adjusts every 6 months.

Full Art International Limited borrowed a hire purchase (car) loan from DBS Bank.

8.	CONVERTIBLE BONDS AND BOND WARRANTS

A.	$10,000,000 Variable Rate Convertible Bonds due in 2012

On April 12, 2007, the Company completed a financing transaction with ABN AMRO Bank N.V. (the “Subscriber”) issuing (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) 800,000 warrants to purchase an aggregate of 800,000 shares of the Company’s common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Warrants”).

The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated April 12, 2007, as amended, between the Company and The Bank of New York, London Branch (the “Amended and Restated Trust Deed”). The Bonds are also subject to a paying and conversion agency agreement dated April 12, 2007 between the Company, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Amended and Restated Trust Deed include, among other thing, the following terms:

•	Interest Rate. The Bonds bear interest from April 12, 2007 at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

•
Conversion. Each Bond is convertible at the option of the holder at any time after April 12, 2008 up to March 28, 2012, into shares of the Company’s common stock at an initial conversion price equal to the price per share at which shares are sold in the Company’s initial public offering of common stock on the NYSE Alternext U.S. (formerly the American Stock Exchange or AMEX) with minimum gross proceeds of $2,000,000. Based on the initial public offering completed on October 3, 2007 the initial conversion was set at $3.50 per share resulting initial conversion shares of 2,857,143. The conversion price is subject to adjustment in certain events, including the Company’s issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Amended and Restated Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

•
Mandatory Redemptions. In addition, at any time after April 12, 2010, holders of the Bonds can require the Company to redeem the Bonds at 126.51% of the principal amount. The Company is required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

On April 12, 2007, the Company entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Warrants from the Company (the “Warrant Instrument”). The Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among the Company, The Bank of New York and The Bank of New York, London Branch dated April 12, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Warrants vested on April 12, 2007 and will terminate on April 12, 2010. The Bond Warrants are exercisable at a per share exercise price of $0.01. The Company has listed the Warrants on the NYSE Alternext U.S. (formerly AMEX) by April 12, 2008.

On April 12, 2007, the Company also entered into a registration rights agreement with the Subscriber pursuant to which the Company agreed to include the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants in a pre-effective amendment to a registration statement that the Company have on file with the SEC. Subsequently, the Company verbally agreed with the Subscriber not to include the Subscriber’s securities in the pre-effective amendment to the registration statement and to register them in a separate registration statement to be filed promptly after the effective date of the previously filed registration statement. The Company registered the resale of the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants in a registration statement that was declared effective by the SEC on February 7, 2008.

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

Because of the fact that the $10,000,000 Variable Rate Convertible Bonds contain three separate securities and yet merged into one package, the bond security must identify its constituents and establish the individual value as determined by the Company as follows:

(1)	Bond Discount	$300,000
(2)	Warrants	$2,183,000
(3)	Beneficial Conversion Feature	$2,171,429

On September 29, 2008, the Subscriber converted $2,000,000 into 571,428 shares at the conversion price of $3.50 per share.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

The Company agreed to list the shares of common stock underlying the Bonds and the Bond Warrants on the NYSE Alternext U.S. (formerly AMEX), or any alternative stock exchange by the earlier of October 15, 2008 and the date on which a registration statement registering the shares of common stock underlying the Bonds and the Bond Warrants is first declared effective by the SEC. In addition, the Company agreed to register the shares of common stock underlying the Bonds and the Bond Warrants with the SEC on or prior to October 15, 2008 and will keep the registration effective until 30 days after the Bond Warrants terminate. The Company completed the listing and registration of the shares of common stock underlying the Bonds and the Bond Warrants by October 15, 2008.

On April, 15, 2008, the Company also entered into a registration rights agreement with the Subscribers pursuant to which it agreed to register the Bonds, the Bond Warrants, and the shares of common stock underlying the Bonds and Bond Warrants (the “Registrable Securities”). The Company filed with the SEC a registration statement on Form S-1 to register the Registrable Securities (the “Registration Statement”) which was declared effective by the SEC on October 3, 2008. In addition, the Company agreed to list all the Registrable Securities covered by the Registration Statement on each securities exchange on which similar securities issued by the Company are then listed.

Pursuant to the terms of the Subscription Agreement, the Company has appointed a director designated by CITIC Capital Finance Limited to the Company’s Board of Directors.

Because of the fact that the $20,000,000 Convertible Bonds contain three separate securities and yet merged into one package, the bond security must identify its constituents and establish the individual value as determined by the Company as follows:

(1)	Bond Discount	$500,000
(2)	Warrants	$1,413,503

The above items A and B are to be amortized to interest expense over the term of the bonds by the effective interest method as disclosed in the table below.

The Convertible Bonds Payable, net consists of the following: -

	September 30, 2008	December 31, 2007

Convertible Bonds Payable	$28,000,000	$10,000,000
Less: Interest discount – Warrants	(3,159,903)	(4,036,170)
Less: Interest discount – Beneficial conversion feature	(1,737,143)	(4,342,857)
Less: Bond discount	(740,000)	(300,000)
Accretion of interest discount and accrual of interest payable	1,862,868	2,144,768

Net	$24,225,822	$3,465,741

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

9.	CONTRACT REVENUES EARNED

The contract revenues earned for the periods ended September 30, 2008 and 2007 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Billed	$24,675,970	$18,852,741	$71,930,700	$32,404,207
Unbilled	31,302,213	8,225,126	50,776,978	28,557,397

	55,978,183	27,077,867	122,707,678	60,961,604

The unbilled contract revenue earned represents those revenues that should be recognized according to the percentage of completion method for accounting for construction contract because the Company is entitled to receive payment from the customers for the amount of work that has been rendered to and completed for that customer according to the terms and progress being made as stipulated under that contract between the Company and that customer. As an industrial practice, there are certain procedures that need to be performed, such as project account finalization, by both the customer and the Company before the final billing is issued; however this does not affect the Company’s recognition of revenue and respective cost according to the terms of the contract with the consistent application of the percentage-of-completion method.

10.	INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Income before tax	$9,934,545	$3,916,040	$22,792,163	$11,169,114

Taxes at the applicable income tax rates	$19,629	$1,292,293	$1,273,344	$3,435,911

Miscellaneous non taxable income and non-deductible expenses	11,316	(507,549)	(1,125,419)	(1,386,489)

Current income tax expense	$30,945	$784,744	$147,925	$2,049,422

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, regardless of whether they are a domestic or foreign enterprise, without any tax preferences which is defined as "two-year exemption followed by three-year half exemption" enjoyed by tax payers. As a result of the new tax law, a standard 15% tax preference terminated as of December 31, 2007. The PRC government has established a set of transition rules to allow enterprises using tax preferences before January 1, 2008 to continue using the tax preferences on a transitional basis until the new tax rates are fully implemented over a five-year period. The Company’s subsidiaries in Zhuhai and Shenzhen are now subject to a PRC tax rate of 18% starting from January 1, 2008.

11.	COMMITMENTS

The Company leases certain administrative and production facilities from third parties. Accordingly, for the nine-month periods ended September 30, 2008 and 2007, the Company incurred rental expenses of $856,780 and $461,576, respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows:

For the year ended December 31,
2008	745,721
2009	1,726,867
2010	914,699
2011	805,816
2012 or after	1,297,499
$5,490,602

12.	RELATED PARTIES TRANSACTIONS

The amount due to shareholder at September 30, 2008 was $1,435,411 and the amount due to the shareholder at December 31, 2007 was $1,334,856.

During the nine-month period ended September 30, 2008, the Company purchased construction materials amounting to $5.0 million from Guangdong Canbo Electrical Co., Ltd. (Canbo), a subsidiary of the Company’s major shareholder, KGE Group Limited. Canbo is a preferred supplier of the Company as it is able to procure materials at favorable price levels due to its purchased quantities. More important, application of certain of the Company’s patented technology is preferably routed through Canbo to prevent undesired distribution of this technology. The Company at times provides advance payment to Canbo in order to obtain a more favorable pricing. As of September 30, 2008, the Company’s advance to Canbo was $2.8 million. The Company has obtained external bank credit for purchases through Canbo. As of September 30, 2008, the Company used $7.1 million of credit through such bank acceptance notes.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
(Stated in US Dollars)

13.	OTHER EVENTS

Upon the closing of the initial public offering in October 2007, the Company sold to WestPark Capital, Inc., as underwriter, warrants to purchase up to 73,700 shares of its common stock. The warrants are exercisable at a per share price of $4.20 and will expire if unexercised after five years from the date of issuance. On October 31, 2007, the Company also issued 50,000 warrants to Investor Relations International exercisable at a per share price $3.50 for a period of four years from the date of issuance. On May 8, 2008, the Company issued another 50,000 warrants to Investor Relations International exercisable at a per share price $3.50 for a period of four years from the date of issuance.

As of September 30, 2008, WestPark Capital, Inc. has not exercised its warrants. On June 11, 2008, Investor Relations International exercised its warrants issued on October 31, 2007 and received 32,030 shares in accordance with the cashless settlement terms in the warrant agreement. The Company recognized the cost of these warrants as determined by the Black-Scholes Model at a value of $67,647 and $76,297 for the warrants issued to WestPark and Investor Relations International, respectively, for the nine months ended September 30, 2008. These expenses have been recorded and included in the accompanying Statements of Income for the nine-month period ended September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended December 31, 2007.

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report or in the “Risk Factors” section of our 2007 annual report occur. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

We specialize in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-friendly energy saving buildings and conservation systems and related products, for public works and commercial real estate projects. We have completed over one hundred projects throughout China, Hong Kong, Macau, Australia, Southeast Asia, including the National Grand Theater in Beijing, the Meridian Gate Exhibition Hall of the Palace Museum in Beijing’s Forbidden City (winner of the 2005 UNESCO Jury Commendation for Innovation of Asia Pacific Heritage Award), the Beijing Botanical Garden Conservatory (winner of the Zhan Tian You award in 2003), the Shenzhen Airport Terminal Building, the Shanghai South Railway Station and the Vietnam National Conference Center.

Results of Operations

The following table sets forth our statements of operations for the three months and nine months ended September 30, 2008 and 2007 in U.S. dollars (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except for share and per share amounts)

Contract revenues earned	$55,978	$27,078	$122,708	$60,962

Cost of contract revenues earned	(38,595)	(20,533)	(83,538)	(44,027)

Gross profit	$17,383	$6,545	$39,170	$16,935

Selling, general and administrative expenses	(6,238)	(1,875)	(13,828)	(4,439)

Income from operations	$11,145	$4,670	$25,342	$12,496

Interest income	4	11	46	15

Interest expenses	(1,356)	(765)	(2,888)	(1,341)

Other income	142	-	292	-

Income before taxes	$9,935	$3,916	$22,792	$11,170

Income tax	(31)	(785)	(148)	(2,050)

Minority interests	6	1	17	(13)

Net income	$9,910	$3,132	$22,661	$9,107

Earnings per share:
Basic	$0.19	$0.06	$0.44	$0.18
Diluted	$0.18	$0.06	$0.42	$0.18

Weighted average shares outstanding:
Basic	51,891,657	50,000,000	51,829,156	50,000,000
Diluted	55,653,537	50,925,991	55,554,987	50,632,657

Three Months Ended September 30, 2008 and 2007

Contract revenues earned for the three months ended September 30, 2008 were $56.0 million, an increase of $28.9 million, or 107%, from the contract revenues earned of $27.1 million for the comparable period in 2007. The primary reason for the increase in contract revenues earned was due to new large overseas projects outside of China, especially in the Middle East for the three months ended September 30, 2008.

Cost of contract revenues earned for the three months ended September 30, 2008 was $38.6 million, an increase of $18.1 million, or 88%, from $20.5 million for the comparable period in 2007. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increase in contract revenue and increase in the cost of raw materials and other costs for the three months ended September 30, 2008.

Gross profit for the three months ended September 30, 2008 was $17.4 million, an increase of $10.9 million, or 168%, from $6.5 million for the comparable period of 2007. Our gross margin for the three months ended September 30, 2008 was 31% as compared with 24% for the three months ended September 30, 2007. The increase in gross margin was primarily a result of higher margins obtained from overseas projects, which was partially offset by higher raw materials and labor costs in the quarter as well as appreciation of RMB during 2008 as compared to 2007.

Selling, general and administrative expenses were approximately $6.2 million for the three months ended September 30, 2008, an increase of approximately $4.3 million, or 226%, from $1.9 million for the comparable period in 2007. The increase was due to the growth in staff, office rental and other start-up costs associated with the expansion of our overseas operations during the three months ended September 30, 2008. Techwell Engineering Limited (“Techwell”), which was acquired by the Company in the fourth quarter of 2007, contributed approximately half to the increase in the expenses. Among the selling, general and administrative expenses, payroll and social securities was the single largest expenditure of the group, which accounted for approximately 37% of the expenses. Other major expenses included office administrative expenses (23%) and rental expenses (8%).

Interest expenses were approximately $1.4 million for the three months ended September 30, 2008, an increase of approximately $0.6 million, from approximately $0.8 million for the comparable period in 2007. The increase was mainly due to cash interest expense and non-cash amortization expense associated with the $20 million convertible bonds and warrants issued in April 2008.

Income tax was approximately $31,000 for the three months ended September 30, 2008 at an effective tax rate of 0.3%, compared with $785,000 taxes for the same period of 2007 at an effective tax rate of 20.0%. The primary reason for the decrease was due to zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during the third quarter of 2008.

Net income for the three months ended September 30, 2008 was $9.9 million, an increase of $6.8 million, or 219%, from $3.1 million for the comparable period in 2007.

Nine Months Ended September 30, 2008 and 2007

Contract revenues earned for the nine months ended September 30, 2008 were $122.7 million, an increase of $61.7 million, or 101%, from the contract revenues earned of $61.0 million for the comparable period in 2007. The primary reason for the increase in contract revenues earned was due to new large overseas projects outside of China, especially in the Middle East for the nine months ended September 30, 2008.

Cost of contract revenues earned for the nine months ended September 30, 2008 was $83.5 million, an increase of $39.5 million, or 90%, from $44.0 million for the comparable period in 2007. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to the increase in contract revenue and increase in the cost of raw materials and other costs for the nine months ended September 30, 2008.

Gross profit for the nine months ended September 30, 2008 was $39.2 million, an increase of $22.3 million, or 130%, from $16.9 million for the comparable period of 2007. Our gross margin for the nine months ended September 30, 2008 was 32% as compared with 28% for the nine months ended September 30, 2007. The increase in gross margin was primarily a result of The increase in gross margin was primarily a result of higher margins obtained from overseas projects, which was partially offset by higher raw materials and labor costs as well as appreciation of RMB in the first three quarters of 2008.

Selling, general and administrative expenses were approximately $13.8 million for the nine months ended September 30, 2008, an increase of approximately $9.4 million, or 214%, from $4.4 million for the comparable period in 2007. The increase was due to the growth in staff, office rental and other start-up costs associated with the expansion of our overseas operations during the nine months ended September 30, 2008. Techwell, which was acquired by the Company in the fourth quarter of 2007, contributed approximately half to the increase in the expenses. Among the selling, general and administrative expenses, payroll and social securities was the single largest expenditure of the group, which accounted for approximately 41% of the expenses. Other major expenses included office administrative expenses (24%) and rental expenses (8%).

Interest expenses were approximately $2.9 million for the nine months ended September 30, 2008, an increase of approximately $1.6 million, from approximately $1.3 million for the comparable period in 2007. The increase was mainly due to cash interest expense and non-cash amortization expense associated with the $10 million convertible bonds and warrants issued in April 2007 and $20 million convertible bonds and warrants issued in April 2008.

Income tax was approximately $0.1 million for the nine months ended September 30, 2008 at an effective tax rate of 0.6%, compared with $2.1 million taxes for the same period of 2007 at an effective tax rate of 18%. The primary reason for the decrease was due to the zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during the first three quarters of 2008.

Net income for the nine months ended September 30, 2008 was $22.7 million, an increase of $13.6 million, or 149%, from $9.1 million for the comparable period in 2007.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $6.5 million and restricted cash of $11.1 million. Prior to October 17, 2006, we have historically financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers. More recently, we have raised capital through debt and equity offerings, as well as bonding facilities.

On April 15, 2008, we completed a financing transaction pursuant to which we issued Convertible Bonds due in 2011 in the principal amount of $20.0 million (the “2008 Bonds”). The 2008 Bonds bear cash interest at the rate of 12% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year (each an “Interest Payment Date”) commencing October 15, 2008. On any Interest Payment Date on or after April 15, 2010, the holders of the 2008 Bonds can require us to redeem the 2008 Bonds at 116.61% of the principal amount. We are required to redeem any outstanding 2008 Bonds at 116.61% of its principal amount on April 15, 2011. If we are required to repurchase all or a portion of the 2008 Bonds and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price. We also issued 300,000 warrants in connection with the 2008 Bonds on April 15, 2008 to purchase an aggregate of 300,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant instrument.

In October 2006, we opened a line of credit facility with the Zhuhai branch of Bank of East Asia for up to a maximum of RMB20,000,000. The credit facility does not require renewal until October 2011. In order to facilitate the extension of the credit facility, we agreed to deposit the equivalent amount in HKD on fixed deposit terms into the Hong Kong branch of Bank of East Asia. This facility is subject to a current interest rate of 5.832% and interest rate adjusts every 6 months. There was no outstanding balance as of September 30, 2008.

Our subsidiary, Zhuhai King Glass Engineering Co., Limited, borrowed from Bank of East Asia with a condominium as collateral. This facility, which is due October 25, 2011, is subject to a current interest rate of 5.832% and interest rate adjusts every 6 months. The amount outstanding as of September 30, 2008 was $151,310.

Full Art International Limited incurred an automobile hire purchase obligation due November 12, 2009 that had an outstanding amount of $282,191 as of September 30, 2008.

We also opened a line of credit and a trust receipts line with the Hong Kong Branch of Dah Sing Bank. The credit facilities are set to expire on November 28 and November 25, 2008, respectively, which had approximately $415,262 and $1,286,353, respectively, outstanding as of September 30, 2008.

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

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among the Company, Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000. As of September 30, 2008, we have utilized $11.6 million of the facility.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd., our wholly-owned subsidiary was granted a bank’s acceptance bill facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70 million (US$10.2 million). ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued. As of September 30, 2008, Zhuhai King Glass Engineering Co., Ltd. utilized RMB48.5 million (US$7.1 million) of the facility.

We also lease certain administrative and production facilities from third parties. Accordingly, for the nine months ended September 30, 2008 and 2007, we incurred rental expenses of $856,780 and $461,576, respectively.

Net cash used in operating activities for the nine months ended September 30, 2008 was approximately $25.8 million, as compared to $8.5 million used in the same period in 2007. The change is primarily due to a significant increase in the size of operations coupled with an increase in receivables with a relatively long collection period typical to the construction industry in China, but partially offset by an increase in payables for the nine months ended September 30, 2008.

Net cash used by investing activities was approximately $2.6 million for the nine months ended September 30, 2008 compared to approximately $0.6 million used for the nine months ended September 30, 2007. The change was mainly a result of an increase of fixed assets purchased during the nine months ended September 30, 2008.

Net cash provided by financing activities was $27.2 million for the nine months ended September 30, 2008 compared to $10.6 million provided for the nine months ended September 30, 2007. The increase was primarily due to the issuance of $20,000,000 convertible bonds in April 2008 and proceeds from short-term loans.

At September 30, 2008, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We intend to expend a significant amount of capital to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective may be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Contractual Obligations

The following table describes our contractual commitments and obligations as of September 30, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$5,490,602	$745,721	$2,641,566	$1,611,632	$491,683
Contingent Liabilities (1)	$20,365,768	$18,534,357	$1,831,411	$-	$-
Long-term debt (2)	$35,391,600	$-	$23,322,000	$12,069,600	$-

(1)
Includes the $3,500,000 standby guarantee expiring May 2, 2009, $2,121,322 performance bond expiring April 11, 2009 and $6,363,966 advanced payment bond expiring March 25, 2009, issued by ABN AMRO Bank N.V. Also includes $1,831,411 performance bond expiring December 31, 2009, $2,306,425 advanced payment bond expiring August 6, 2009 and $4,242,644 advanced payment bond expiring March 25, 2009, issued by HSBC.

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

Recent Accounting Pronouncements

See Note 2(t) of the accompanying unaudited interim consolidated financial statements included in this
Form 10-Q for a discussion of recent accounting pronouncements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. Except as set forth below, there have been no material revisions to the “Risk Factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired. Without sufficient liquidity, we may be forced to curtail our operations. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Demand for our services is cyclical and vulnerable to economic downturns. Although our total revenues continue to improve in the third quarter of 2008, the current tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our services and could result in a decrease in or cancellation of orders for our services. We are unable to predict the duration and severity of the current disruption in financial markets and the global adverse economic conditions and the effect such events might have on our business. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

November 13, 2008	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board