Form 10-K
period 2008-12-31
China Architectural Engineering, Inc.
filed 2009-03-31
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 001-33709

CHINA ARCHITECTURAL ENGINEERING, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-05021250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Baishi Road, Jiuzhou West Avenue, Zhuhai People’s Republic of China	519070
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  0086-756-8538908

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2008 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $175.5 million.

There were 53,256,874 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2009. The registrant’s common stock commenced trading on the Nasdaq Global Select Market on June 10, 2008.  Prior to June 10, 2008, shares of common stock were listed for trading on the NYSE Amex.  The registrant’s common stock is listed on the Nasdaq Global Select Market under the ticker symbol “CAEI”.

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
For the Fiscal Year Ended December 31, 2008

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our dependence on government contracts and government sponsored contracts;

•	Fluctuation and unpredictability of costs related to our products and services;

•	Changes in the laws of the PRC that affect our operations;

•	Our failure to meet or timely meet contractual performance standards and schedules;

•	Adverse capital and credit market conditions;

•	Any recurrence of severe acute respiratory syndrome (SARS) or Avian Flu;

•	Reduction or reversal of our recorded revenue or profits due to “percentage of completion” method of accounting;

•	Increasing provisions for bad debt related to our accounts receivable;

•	Our dependence on the steel and aluminum markets;

•	Exposure to product liability and defect claims;

•	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	Expenses and costs related to our issuance of our bonds and bond warrants;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Business”.

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

ii

PART I

ITEM 1.  BUSINESS

Overview

We specialize in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects. We provide timely, high quality, reliable, fully integrated and cost-effective service solutions to our clients using specialized technical expertise in the design, engineering, fabrication, installation and construction of structural exterior cladding systems. We compete on the strength of our reputation, relationships with government and commercial clients, and our ability to give expression to the vision of leading architects. By focusing on innovation while outsourcing commoditized manufacturing work, we believe we are able to add artistic and technological value to projects at cost-effective price points.  In 2008, we became a member of U.S. Green Building Council (USGBC) and we further focused on expanding our international operations.

Market Opportunities in China and Internationally

The relative growth of the Chinese economy had assisted in the growth of China’s construction industry, especially in the commercial and public works sectors. As architectural designs for these buildings have become more complex, challenging and modern in scope, there has been an increased need for technology driven companies providing high-end specialty curtain wall systems. In addition, governmental agencies and international regulators are becoming more environmentally conscious in the enactment of regulations governing new construction. Awareness of fuel costs and environmental concerns have resulted in regulation designed to ensure that new commercial and public works buildings have a low environmental impact. Technologies such as solar lighting, advanced shading systems and circulating sea water systems are constantly improving the ability of structures to interact with the environment by taking advantage of natural conditions, thus meeting the dual goals of reducing energy costs and lessening environmental impact.

As China’s economy has also been negatively impacted by the global economic crisis, investments in the construction sector have been significantly reduced and, as a consequence, China’s construction industry has become a challenging environment in which to operate.  On November 9, 2008, the Chinese central government of the People's Republic of China announce the adoption of an economic stimulus package worth approximately $586 billion.  The stimulus package is designed to limit the amount of damage that the global financial crisis can do the China’s economy, the third largest economy in the world. The PRC government has indicated that the stimulus funds will be invested in key areas such as housing, rural infrastructure, transportation, health and education, environment, industry, disaster rebuilding, income-building, tax cuts, and finance.  We expect that we may be able to benefit from the stimulus plans over the next few years.  Preliminary government spending plans indicate that there may be an opportunity for the use of our products, especially on the infrastructure related projects such as large scale railway stations and airport terminals, and public facilities, such as libraries, museums, exhibition halls, stadiums, planetariums and science centers.

A global market opportunity for our products and services also exists, in areas such as Dubai and Abu Dhabi (the United Arab Emirates), Doha (Qatar), Kuwait City (Kuwait), Singapore and North America.   The construction market in Dubai has been negatively impacted by the global economic crisis, which is particularly true for residential and commercial developments.  We believe that the impact of the recent decline in the global economy has not been as severe on long-term, infrastructural works, such as our projects for the Metro Railway System in Dubai, which remains on schedule.  We expect to complete our three projects for a number of stations, footbridges and entrance pods related to the red line of the Metro Railway System in the course of the year 2009.  During the course of the year 2009, new contracts may be awarded by the Metro Railway System’s main contractor for the green line. The green line project would be similar to the works performed under the red line projects.

The construction market in Abu Dhabi is perhaps one of the strongest in the Middle East. Recently, the government of Abu Dhabi approved the city’s 131-km railway network project, which is currently scheduled to be partially complete in 2013 and fully complete in 2016.  The tendering process for this project has commenced.  At the same time, we believe that more preparation and decision time is taken to award and start new projects, as compared to the process that occurred prior to the decline in the global economy. We are pursuing several government or government-sponsored project opportunities in Abu Dhabi and we remain optimistic that we will be able to attain projects in the future.

Furthermore, we have been actively exploring opportunities in other countries in the Middle East, particularly in Qatar and Kuwait. We expect that our works in Doha (Qatar) to be complete in the second half of 2009, and in Kuwait we are assisting the design of the curtain wall of a commercial complex that is expected to be tendered to the market after completion of the design.  In Singapore, we have recently been awarded a government-sponsored for notable architecturally designed project.  The North American market has changed significantly for us since the last quarter of 2008, and we do not expect significant activities from our North American operations in the near future.

Products and Services

We specialize in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects. We provide timely, high quality, reliable, fully integrated and cost-effective service solutions to our clients using specialized technical expertise in the design, engineering, fabrication, installation and construction of structural exterior cladding systems. We design and develop systems to offer custom-designed solutions for developers of commercial and public works projects with special architectural features. In terms of project management, we conduct overall project planning and control over key areas of activities such as design and engineering, procurement, production scheduling, quality control and site installation. We believe that our comprehensive package of services allows us to offer customized engineering solutions at an affordable cost to meet the requirements of our clients.

For the year ended December 31, 2008, approximately 58% of our sales came from new construction projects starting in 2008 and for the year ended December 31, 2007, approximately 98% of our sales came from new construction projects starting in 2007.  We have recently experienced an increase in the relative number of larger projects that we conduct that require more time for completion of the projects.

Concept and Project Management

Initially, we work with the architect to develop, clarify and enhance the overall creative vision for the project. In the design of a curtain wall system, architects are freely able to choose different structure systems to meet the requirements of various architectural models. All contracts awarded are assigned a project number, which was designed to track each component and man-hour associated with the project through the entire construction process. All project drawings, specifications and completion schedules on a project are reviewed by our senior management team, and all projects are assigned to one or more project managers, who assume primary responsibility for all aspects of the project. Reporting to the project manager are construction supervisors, safety and administration staff, quality control staff and project engineering staff. Each of these project team members coordinates with internal functional departments and outside suppliers as appropriate. Often a project manager assigned to a given project will have significant experience in similar projects. A project manager generally will be responsible for a number of projects in various stages of completion at any given time, depending on the scope, complexity, and geographic location of such projects. Each project is divided into critical sequences that follow the anticipated curtain wall construction path. Each sequence follows a timeline, the status of which is continually monitored. Project managers coordinate and manage design changes or other changes in scheduled completion deadlines in an effort to minimize overall project delays.

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

Fabrication

Although we are responsible for hiring suppliers and manufacturers, we subcontract the manufacture of parts made from glass, metal and other materials used in our exterior cladding systems. Once parts have been manufactured by subcontracted factories, we will occasionally process them further. This processing takes place in our facilities in Shunde and Zhuhai and usually entails procedures such as adding metal frames to or drilling holes in glass panes, or cutting and bending steel rods into customized shapes. All of our products are fabricated in accordance with applicable industry and specific customer standards and specifications. We have developed project-specific and company-wide quality assurance and quality control programs, and utilize sophisticated systems to inspect all fabricated components. We prepare load lists that identify the sequence and date that each individual component is required on a project, a procedure that reduces the handling of and the need to store materials in the field. After the completion of processing to customer specifications, finished pieces are loaded for shipment to the construction site.

Installation

We have 31 full-time project managers/supervisors and approximately 400 part-time on-site workers who are engaged on our projects. Our installation teams consist of highly trained, skilled and experienced field operatives with established lines of communication between the work site, the technical design department and the factory, ensuring that clients are provided with optimum and cost-effective practical solutions. Site installation is managed through our trained project management staff, and each project has a dedicated project team. On site there are a number of our supervisors who are each responsible for a different section of the curtain wall project. Each supervisor typically manages approximately 45 to 65 of our workers. A small project may have just one work team while a very large project may have five or more. Because most of the workers are all trained by us and are familiar with the workflow process, they can work on any project in any location. Our project supervisors are often internally developed from our pool of workers. Occasionally, we will hire additional contract labor for specific sections of a very large project or if there are several projects being installed simultaneously, but these extra workers only supplement our core project team. The installation team coordinates its site delivery program with the main contract schedule to meet completion deadlines. The installation process typically consists of pre-assembly of metal and glass component parts at the project site, the lifting of components by crane to the appropriate location at the site and the final assembly of major components.

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

Strategy

To reach the goal of being a preferred choice for Chinese and international governments, developers, contractors and architectural clients, we are focusing on:

•
Emphasizing innovative services. We focus our design, engineering and installation expertise on distinct product segments requiring unique or innovative techniques as we have extensive experience in providing services requiring complex design, engineering and installation techniques and other unusual project needs. We maintain strong relationships with some of the world’s renowned architects due to our ability to design new concepts and provide tailor-made solutions.

•
Providing full service solutions. We believe that a key factor in our success has been our ability to provide, through our in-house personnel, valuable input and assistance to our customers with respect to overall project design, engineering fabrication, and installation sequences and other critical project decisions.

•
Leveraging our brand and reputation. We believe that the strength of our brand is increasing in China and internationally as we build on our large range of projects and our offering of comparative cost advantages and supply-chain management for some of the most complex exterior cladding systems in the world.

•
Expanding our coverage in China. We believe that we have long-standing relationships with China’s top construction officials and leading Chinese and international architects, having completed high profile projects in China, including the National Grand Theater in Beijing, the Shanghai South Railway Station, the Shenzhen International Airport, the National Palace Museum in Beijing, and the Wuhan Qintai Grand Theatre in central China.  During the year 2008, we commenced three landmark projects in China, which consisted of the Guangzhou Opera House, Guangzhou Science Town, and Wuhan International Horse Racing Course.  These projects are expected to be completed in 2009.  We plan to continue to meet the needs of government and private sector customers in the larger cities.

•
Expanding our coverage internationally. We believe that international expansion of our business is attractive because it may provide us with higher margins and more sizeable contract sums as compared to similar projects in China, and we hope to increase our revenues from international projects as a percentage of our total revenue. We have decided to predominantly focus on certain markets where we think we can expand sales such as Southeast Asia, Dubai (UAE), Doha (Qatar), other Middle Eastern countries and North America.

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

Approximately 95% of our sales are from fixed price contracts. The remaining 5% of our sales are from cost-plus-fee contracts. Under fixed-price contracts, we receive a fixed price. Approximately 70% of contracts are modified after they begin, usually to accommodate requests from clients to increase project size and scope. In cases where fixed-price contracts are modified, the fixed price is renegotiated and adjusted upwards accordingly. A disadvantage of fixed-price contracts is that we realize a profit only if we control our costs and prevent cost over-runs on the contracts, which can oftentimes be out of our control, such as cost of materials. An advantage of these contracts is that we can adjust the material and technology that we use in the project, as long as we satisfy the requirements of our customer, and there is a potential to benefit from lower costs of materials.

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

During 2008, we completed approximately 30 projects.  Our three largest projects are Dubai Metro Red Line, Wuhan International Horse Racing Course, and Doha High Rise Office Tower, which accounted for approximately 37.7%, 4.7% and 3.6% of our sales, respectively, for the year ended December 31, 2008.

Sales and Marketing

Sales

Sales managers lead our sales and marketing efforts through our domestic headquarters in Shenzhen, China, and our main regional sales offices in Beijing, Shanghai, Guangzhou, Shenzhen, Wuhan, Nanjing, Tianjin and Chengdu.  Outside of China, we have sales managers in Hong Kong, Dubai (the United Arab Emirates), Doha (Qatar), Singapore and New York (the United States).  Each sales manager is responsible primarily for our estimates, sales, and marketing efforts in defined geographic areas. In addition, we employ full-time project estimators and chief estimators.  Our sales representatives attempt to maintain relationships with governments, developers, general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration. Our sales efforts are further supported by our executive officers and engineering personnel, who have substantial experience in the design, engineering, fabrication, and installation of high-end specialty curtain walls.

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

Upon selection of projects to bid or price, our estimating division reviews and prepares projected costs of shop, field, detail drawing preparation, raw materials, and other costs. On bid projects, a formal bid is prepared detailing the specific services and materials we plans to provide, payment terms and project completion timelines. Upon acceptance, our bid proposal is finalized in a definitive contract. We experience an average accounts settlement period ranging from three months to as high as one year from the time we provide services to the time we receive payment from our customers. In contrast, we typically need to place certain deposit with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We are typically paid by the contractor the entire amount due to us for our services and products once the entire project is completed, which could be significantly after we complete the curtain wall portion of the project. China’s policy requires the contractor to pay 85% of our total contract value to us before the project is completed, and the remainder may be paid when the contractor completes the entire project. In addition, current national policy in China dictates that for government projects sub-contractors will be paid directly from the government budget offices, not through general contractors and/or developers. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. We have used bank loans, cash provided by operations and other financings to fund our operations.

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

Quality Control

Our manufacturing production facilities are designed and maintained with a view towards conforming to good practice standards. To comply with the strict requirements of our customer base, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our quality control department is responsible for maintaining quality standards throughout the production process. Quality control executes the following functions:

•	setting internal controls and regulations for semi-finished and finished products;

•	implementing sampling systems and sample files;

•	maintaining quality of equipment and instruments;

•	auditing production records to ensure delivery of quality products;

•	articulating the responsibilities of quality control staff; and

•	on-site evaluation of supplier quality control systems.

We have received the following certifications in recognition of our production and quality assurance program:

•	ISO 9001 - International Quality System Certification, valid from April 9, 2008 to April 8, 2011;

•	ISO 14001 - International Environmental System Certification, valid from April 9, 2008 to April 8, 2011; and

•	ISO 18001 - International Safety System Certification, valid from April 16, 2008 to April 15, 2011.

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

Our research and development strategy relies primarily on internal innovation and development, supplemented with collaboration with academic and research institutions. For example, in 2001, we were appointed by the Chinese Ministry of Construction to lead the committee tasked with establishing national standards for the fixing bolt glass curtain wall technology industry. Luo Ken Yi, our Chief Executive Officer was the Editor-in-Chief for the new standard code. Also, in recognition of our contributions to the curtain wall industry, Luo Ken Yi and two other of our engineers were appointed to senior posts at the Architectural Glass and Metal Structure Institute of Qinghua University in Beijing, one of the most prestigious research institutions in China, which we helped to create in 1999. We were able to incorporate many of the academic research results by the Institute into our projects, including the National Grand Theater in Beijing and the Hangzhou Grand Theater, both completed in 2007.

We actively track research developmental trends and government regulations, and continually seek to both improve and perfect existing products and develop new ones in accelerated product development cycles. In addition, we seek to recruit and retain qualified Chinese and foreign technical personnel. As of December 31, 2008, we employed 150 designers and engineers and additional three research and development personnel.

We currently own seven-six patents, of which forty-nine are approved, six are pending approval and twenty-one are in the application stage. Of the forty-nine approved, forty-nine are in China and seven are in the US, Europe, Japan and Hong Kong.

We expended $711,318, $111,129 and $50,117 on research and development activities for each of the years ended December 31, 2008, 2007 and 2006, respectively. These amounts exclude design and construction of customized molds used to manufacture the pieces used for a particular project, as well as sample and testing costs.

Backlog

As of December 31, 2008, our total backlog of orders considered to be firm was approximately $176 million, compared with $106 and $10 million at December 31, 2007 and 2006, respectively. Of our 2008 amounts, 80% of the backlog, or $141 million, is expected to generate revenues in fiscal 2009, compared to 80% of our 2007 backlog ($85 million) realized in fiscal 2008; 100% of our 2006 backlog ($10 million) realized in fiscal 2007 and 40% of our 2005 backlog ($10.5 million) realized in fiscal 2006.  Of the backlog for the year ended December 31, 2008, 66.7% consists of orders for projects outside our home market of China.

We define backlog as the total anticipated revenue from projects already begun and upcoming projects for which contracts have been signed or awarded and pending signing.  We view backlog as an important statistic in evaluating the level of sales activity and short-term sales trends in our business. However, as backlog is only one indicator, and is not an effective indicator of the ultimate profitability of our sales, we do not believe that backlog should be used as the sole indicator of our future earnings.  There can be no assurance that the backlog at any point in time will translate into net revenue in any subsequent period.

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

Government Regulation

Construction industry

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

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Our business license covers our present business, which is to design, fabricate and install curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and provision of related products, for public works and commercial real estate projects.  Prior to expanding our business beyond that of our business license, we are required to apply and receive approval from the PRC government.

Employment laws

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We are required to contribute to government social security, medical insurance, unemployment insurance, disability insurance and so on for our employees based in Hong Kong, Australia and the United States.  Recent changes in Chinese labor laws that became effective January 1, 2008 that results in an increase of labor costs and impose restrictions on our relationship with our employees. There can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

Patent protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets.

The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

   — Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

   — Paris Convention for the Protection of Industrial Property (March 19, 1985);

   — Patent Cooperation Treaty (January 1, 1994); and

   — The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention.

The Patent Law covers three kinds of patents—patents for inventions, utility models and designs. The Chinese patent system adopts the principle of first to file; therefore, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it cannot be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One broad exception to this rule, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license to date. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. Patent holders who believe their patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party.

Foreign currency exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.  We currently do not hedge our exposure to fluctuations in currency exchange rates.

Dividend distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation

Employees

As of December 31, 2008, we had 691 full-time employees, 8 part-time employees and an additional 407 part-time on-site employees. Substantially all of our employees are located in China and Hong Kong. We now have a small number of employees in Doha (Qatar), Dubai (the United Arab Emirates), the United States & Australia. Approximately one-quarter of our employees are designers and engineers, one-seventh are project managers/supervisors and the remaining employees are supply chain and administrative staff. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report. With respect to this discussion, the terms, “we,” “us,” or “our” refer to China Architectural Engineering, Inc., and all of our subsidiaries.

RISKS RELATED TO OUR OPERATIONS

If we are unable to accurately estimate and control our contract costs and timelines, then we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

If we do not control our contract costs, we may be unable to maintain positive operating margins or experience operating losses. Approximately 95% of our sales are from fixed-price contracts. The remaining 5% of our sales are from cost-plus-fee contracts. Under fixed-price contracts, we receive a fixed price. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Approximately 70% of contracts are modified after they begin, usually to accommodate requests from clients to increase project size and scope. In cases where fixed-price contracts are modified, the fixed price is renegotiated and adjusted upwards accordingly. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under each type of contract, if we are unable to estimate and control costs and/or project timelines, we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

Our use of the “percentage-of-completion” method of accounting could result in reduction or reversal of previously recorded revenues and profits.

A substantial portion of our revenues and profits are measured and recognized using the “percentage-of-completion” method of accounting, which is discussed further in Note 2, “Summary of Significant Accounting Policies” to our “Financial Statements.” Our use of this method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated.  There are uncertainties inherent in the estimating process, and estimate revisions may occur.  Such revisions could occur in any period and their effects could be material.  For example, in the fourth quarter of 2008, we conducted an interim review of actual incurred and further projected costs versus budgeted costs related to certain ongoing projects, and as a result of the review, we revised our estimates that decreased the gross profit related to these projects primarily as a result of higher than expected startup, transportation, material and labor costs.  The effect of revisions to revenues and estimated costs was recorded in the fourth quarter of 2008.  As is customary in the construction industry, we intend to conduct interim reviews on a rolling basis, and it may be determined during these reviews that actual costs on a project or projects vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.  Our results of operations for current and past periods may be negatively affected by revisions to estimates and reductions or reversals of previously recorded revenues and profits, which could harm the value of our securities.

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

A substantial portion of our assets has been comprised of construction contract receivables representing amounts owed by a small number of customers. If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to be unable pay our liabilities and purchase an adequate amount of inventory to sustain or expand our sales volume.

Our construction contract receivables represented approximately 68.8% and 83.0% of our total current assets as of December 31, 2008 and 2007, respectively. As of December 31, 2008, our largest customer represented over 25.7% of the total amount of our construction contract receivables. As a result of the substantial amount and concentration of our construction contract receivables, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to borrow funds to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

The growth of aging receivables and a deterioration in the collectability of these accounts could adversely affect our results of operations.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We are currently involved in six lawsuits in which we are suing other parties for overdue payments. The total amount involved is approximately $3.2 million.  We have decided to record a general provision for doubtful accounts amounting to $5 million in 2008, which management believes is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  As of December 31, 2008, our provision for doubtful accounts was $5.2 million, which was 5.6% of our construction contract related receivables of $93.0 million. We believed it was appropriate to increase the reserve for doubtful accounts during the fourth quarter of 2008 primarily due to an increase in the aging of our accounts receivable, the growth of the outstanding balance of receivables as of December 31, 2008, and the general decline in the domestic and global economy.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

We depend on a small number of customers for the vast majority of our sales. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. For the year ended December 31, 2008, we had three customers that each accounted for at least 4% of the revenues that we generated, with one customer accounting for 37.7% of our revenue. These three customers accounted for a total of approximately 46.8% of our revenue for that period. We expect that we will continue to depend upon a small number of customers for a significant majority of our sales for the foreseeable future.  A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

Because we depend on governmental agencies for a significant portion of our revenue, our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate our profits.

Revenues from Chinese government contracts represented approximately 24.4% of our revenues for the year ended December 31, 2008. Our inability to win or renew Chinese government contracts could harm our operations and significantly reduce or eliminate our profits. Chinese government contracts are typically awarded through a regulated procurement process. Some Chinese government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted.

Starting in 2008, we have substantially expanded our international operations that subject us to risks associated with operating in international markets.

For fiscal 2008 and 2007, revenue from sales of our products and services internationally (for our purposes, outside of China) represented approximately 44.6% and 4.9%, respectively, of our total revenue.  Although we continue to expand our international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products and services. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected. International operations are subject to inherent risks, including the following:

•	unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

•	longer accounts receivable payment cycles and the difficulty of enforcing contracts and collecting receivables through certain foreign legal systems;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences;

•	the burdens of compliance with a wide variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	exposure to different legal standards and reduced protection for intellectual property rights in some countries;

•	currency fluctuations and restrictions;

•	political, social and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade or other business restrictions; and

•	periodic foreign economic downturns.

Any of these factors may adversely affect our future international sales and, consequently, our business and operating results. Furthermore, as we increase our international sales, total revenue may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

We believe that international sales will continue to represent a significant portion of our revenue, and that continued growth and profitability may require further expansion of our international operations.

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

We buy semi-finished products made of aluminum, steel and glass, and, to a degree, our business is dependent on the prices and supply of steel and aluminum, which, along with glass, are the principal raw materials used in our products. The steel and aluminum industries are highly cyclical in nature, and steel and aluminum prices have been volatile in recent years and may remain volatile in the future. Our purchases of aluminum ranged from approximately $3.48 to $6.65 per pound and $5.73 to $6.94 per pound during the years ended December 31, 2008 and 2007, respectively, fluctuations of approximately 91% and 21% respectively. The price we paid for steel also fluctuated. For the year ended December 31, 2008, prices for seamless steel tubes ranged from approximately $761 to $1069 per ton (a difference of approximately 40%), prices for angled steel ranged from approximately $571 to $805 per ton (a difference of approximately 41%), and prices for steel plates ranged from approximately $600 to $996 per ton (a difference of approximately 66%).

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

We experience an average accounts settlement period ranging from two months to as high as one year from the time we provide services to the time we receive payment from our customers for domestic contracts.  For our overseas projects, we typically experience an account settlement period according to the contracts.  In most international contracts, the account settlement period is approximately two months.   In contrast, we typically need to place certain deposits with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We are typically paid by the contractor the entire amount due to us for our services and products once the entire project is completed, which could be significantly after we complete the curtain wall portion of the project. China’s policy requires the contractor to pay 85% of our total contract value to us before the project is completed, and the remainder may be paid when the contractor completes the entire project. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

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

We are currently a defendant in a lawsuit in Hong Kong regarding our acquisition of Techwell Engineering Limited (“Techwell”) in November 2007, pursuant to which the sellers have alleged that, inter alia, (i) we misrepresented to them the financial status of our company and operations during the course the acquisition was being negotiated; and (ii) we failed to perform our obligations under a settlement agreement alleged to be agreed by us in January 2009.  We believe this lawsuit to have limited merits and we shall vigorously defend such lawsuit. If however we are unsuccessful in defending the lawsuit, we may be required to pay damages and we may potentially lose our ownership of Techwell.

Pursuant to a Stock Purchase Agreement dated November 7, 2007, the previous shareholders of Techwell, Mr. Ng, Chi Sum and Miss Yam, Mei Ling Maria agreed to sell 100% of the shares in Techwell to us for approximately $11.7 million in cash and shares of common stock of our company. Subsequent to the said acquisition, Mr. Ng and Miss Yam were employed by Techwell.

On January 14, 2009, the board of directors of Techwell passed a board resolution, to dismiss both Mr. Ng and Miss Yam with immediate effect and remove Mr. Ng from the board of Techwell (the “Resolution”).   On January 16, 2009, Mr. Ng and Miss Yam filed a lawsuit in the High Court of Hong Kong against us and our subsidiary, Full Art International Limited.  The lawsuit alleges that, inter alia, (i) we misrepresented to them the financial status of our company and operations during the course the acquisition of Techwell was being negotiated; (ii) we failed to perform our obligations under a settlement agreement alleged to be agreed by us in January 2009; and (iii) the dismissal of Mr. Ng was unlawful and invalid.

On January 23, 2009 an ex-parte injunction order was granted to Mr. Ng, restraining us from implementing the Resolution, which was eventually dismissed with immediate effect on February 25, 2009 after a court session in the High Court of Hong Kong. Mr. Ng was also ordered to bear the costs of the various court proceedings in connection with the said injunction order. On March 27, 2009, Mr. Ng and Miss Yam filed a summons in the High Court of Hong Kong seeking a court order for leave to join our principal shareholder, KGE Group Limited, as a defendant of the said lawsuit.

We intend to vigorously defend this pending lawsuit; however, no assurance can be given that the lawsuit will be resolved in our favor.  Even if we successfully defend the lawsuit, we may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of our management from our business.  If we are unsuccessful in defending the lawsuit, we may be required to pay a significant amount of damages and/or we may potentially lose ownership of Techwell, which will have a material adverse effect on our business, financial condition or results of operations.

If we acquire or invest in other businesses or other assets, we may be unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for such transactions.

If appropriate opportunities present themselves, we may acquire or make investments in businesses and other assets that we believe are strategic. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business or other asset, such acquisitions and investments involve a number of risks, including:

•	retaining key employees and maintaining the key business and customer relationships of the businesses we acquire;

•	cultural challenges associated with integrating employees from an acquired company or business into our organization;

•
the possibility that the combined company would not achieve the expected benefits, including any anticipated operating and product synergies, of the acquisition as quickly as anticipated or that the costs of, or operational difficulties arising from, an acquisition would be greater than anticipated;

•
significant acquisition-related accounting adjustments or charges, particularly relating to an acquired company's deferred revenue, that may cause reported revenue and profits of the combined company to be lower than the sum of their stand-alone revenue and profits;

•
the need to integrate an acquired company's accounting, management information, human resource and other administrative systems to permit effective management and timely reporting, and the need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies; and

•
litigation or other claims in connection with, or inheritance of claims or litigation risks as a result of, an acquisition, including claims from terminated employees, customers or other third parties.

Future acquisitions and investments could also involve the issuance of our equity and equity-linked securities (potentially diluting our existing stockholders), the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses such as stock-based compensation. Any of the foregoing factors could harm our financial condition or prevent us from achieving improvements in our financial condition and operating performance that could have otherwise been achieved by us on a stand-alone basis. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

Our business activities may require our employees to travel to and work in high security risk countries, which may result in employee death or injury, repatriation costs or other unforeseen costs.

As a multinational company, our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism.  As the size and scope our international projects have grown, so has the number of our employees that are required to work in high-risk countries. Currently we have approximately 31 employees working in Doha, Qatar and 66 employees in Dubai, UAE. During the peak construction period, we will have about 52 installation workers in Doha and about 400 installation workers in Dubai, which will consist of about 25% full-time company employees (engineers, project managers and supervisors) and 75% non-company contract labor.  As a result, we may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel.  Key personnel include, but is not limited to, Luo Ken Yi, our Chief Executive Officer, Tang Nianzhong, our Vice General Manager, and Ye Ning, our Vice General Manager, each of whom perform vital functions in the operation of our business. There can be no assurance that we will be able to retain these managers after the term of their employment contracts expire. The loss of these managers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. We cannot assure you that we will be able to hire or retain such employees.

We cannot guarantee the protection of our intellectual property rights and if infringement or counterfeiting of our intellectual property rights occurs, our reputation and business may be adversely affected.

Our success depends in part on our ability to preserve our patents and trade secrets and operate without infringing the proprietary rights of third parties. We currently own seven-six patents, of which forty-nine are approved, six are pending approval and twenty-one are in the application stage. Of the forty-nine approved, forty-nine are in China and seven are in the US, Europe, Japan and Hong Kong. If we fail to maintain our patents and trade secret protections, we may not be able to prevent third parties from using our proprietary rights. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, and is successful, a court could revoke our patents or limit the scope of coverage for those patents. We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We attempt to protect this information with security measures such as the use of confidentiality agreements with our employees, consultants and corporate collaborators. It is possible that these individuals will breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

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

We enjoyed certain preferential tax concessions and loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

We have historically enjoyed preferential tax concessions in the PRC as a high-tech enterprise. The PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, which became effective on January 1, 2008, China adopted a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and canceled several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Because we are classified as high tech foreign-invested enterprise, prior to 2008 we were subject to a 15% preferential tax rate in China. We believe that our tax rate will gradually increase to 25% during a five-year transition period commencing in 2008 until it reaches 25% in 2012. Further, any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises altogether, would have a material adverse effect on our results of operations and financial condition.

RISKS RELATED TO US DOING BUSINESS IN CHINA

Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the results of operations and financial condition.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it involves obtaining project contracts from the government of China and other countries.  Our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to 2007. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

A slowdown in the Chinese economy or an increase in its inflation rate may slow down our growth and profitability.

The Chinese economy has grown at a rate of approximately 9% for more than 25 years, making it the fastest growing major economy in recorded history. In 2007, China's economy grew by approximately 11.4%, the fastest pace in more than a decade, according the National Bureau of Statistics. In particular, China's construction industry had grown dramatically in that year.  We cannot assure you that growth of the Chinese economy will be steady, that inflation will be controllable or that any slowdown in the economy or uncontrolled inflation will not have a negative effect on our business. Several years ago, the Chinese economy experienced deflation, which may recur in the future. More recently, the Chinese government announced its intention to continuously use macroeconomic tools and regulations to slow the rate of growth of the Chinese economy, the results of which are difficult to predict. Adverse changes in the Chinese economy will likely impact the financial performance of a variety of industries in China that use or would be candidates to use our products. If such adverse changes were to occur, our customers and potential customers could reduce spending on our products and services.

PRC regulations relating to acquisitions of PRC companies by foreign entities has created regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for the listing and trading of our common stock on a national securities exchange in the United States could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

Within the last five years, the PRC government has, on several occasions, amended its regulations relating to overseas listings of PRC businesses. Most recently, on August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Administration for Industry and Commerce, CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors. This regulation became effective on September 8, 2006 and includes provisions that purport to require offshore special purpose vehicles:

(i)            controlled directly or indirectly by PRC companies or citizens; and
(ii)           formed for the purpose of effecting an overseas listing of a PRC company to obtain the approval of CSRC prior to the completion of the overseas listing. On September 8, 2006, CSRC published procedures regarding the approval process associated with overseas listings of special purpose vehicles. There is little precedent as to how CSRC will interpret the new regulation and apply the related procedures.

Our PRC counsel, Guangdong Seagull Law Firm, has advised us that because we completed our restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our Common Stock on a national securities exchange does not require CSRC approval.

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

These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from Ministry of Commerce and other government authorities as appropriate. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance. It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of these new rules. Our business operations or future strategy could be adversely affected by these new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

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

Although we have not made any equity compensation grants to PRC residents under our 2007 Equity Incentive Plan, future participants of our equity incentive plan or any other equity compensation plan we may adopt who are PRC citizens may be required to register with SAFE. We have officers, directors, and employees that are eligible to receive grants under our equity incentive plan who are also PRC citizens. If it is determined that any of our equity incentive plan is subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our business operations may be adversely affected.

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

RISKS RELATED TO OUR SECURITIES AND RELATED REGULATIONS

Our stock price is volatile and you might not be able to sell your securities at or above the price you have paid.

Since our initial public offering and listing of our Common Stock in October 2007, the price at which our common stock had traded has been highly volatile, with a high and low sales price of $0.60 and $27.25, respectively, as through March 31, 2009. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance.

The market price of our Common Stock might fluctuate significantly in response to many factors, some of which are beyond our control, including, but not limited to, the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;

•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	conditions and trends in our industry and the economy;

•	future sales of equity or debt securities, including sales which dilute existing investors.

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

As of December 31, 2008, we had approximately 53.3 million shares of Common Stock outstanding, and approximately 19.4 million have been registered and are freely tradable without further restriction under the Securities Act of 1933, as amended, by persons other than our affiliates (within the meaning of Rule 144 under the Securities Act). In addition, we registered a total of 5.7 million shares of common stock that are issuable upon the conversion and exercise of outstanding bonds and warrants.   All of the shares included in the effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

Our principal stockholder holds 33,122,554 shares which may be sold subject to Rule 144. Under Rule 144, an affiliate stockholder who has satisfied a the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of December 31, 2008, 1% of our issued and outstanding shares of common stock was approximately 532,569 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our Common Stock by creating an excessive supply.

Our principal stockholder has significant influence over us.

As of March 31, 2009, our largest shareholder, KGE Group Limited, or KGE Group, beneficially owns or controls approximately 62% of our outstanding shares.  Luo Ken Yi, who is our Chief Executive Officer and Chairman of the Board, and Ye Ning, who is our Vice General Manager and a director, are directors of KGE Group. In addition, Luo Ken Yi and Ye Ning own approximately 70% and 10%, respectively, of KGE Group’s issued and outstanding shares.  As a result of its holding, KGE Group has controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. KGE Group also has the power to prevent or cause a change in control. In addition, without the consent of KGE Group, we could be prevented from entering into transactions that could be beneficial to us. The interests of KGE Group, and its control persons, may differ from the interests of our shareholders.

Mandatory redemption of the bonds could have a material adverse effect on our liquidity and cash resources.

If we are required to redeem all or any portion of the $8 million and $20 million outstanding bonds, this may have a material adverse effect on our liquidity and cash resources, and may impair our ability to continue to operate. In addition, at any time after April 12, 2010, each holder of the 2007 Bonds can require us to redeem the 2007 Bonds at 126.51% of the principal amount of the 2007 Bonds and we are required to redeem any outstanding 2007 Bonds at 150.87% of its principal amount on April 4, 2012.  Also, on April 15 and October 15 of each year on or after April 15, 2010, the holders of the 2008 Bonds may require us to redeem the 2008 Bonds at 116.61% of their principal amount.  We are required to redeem any outstanding 2008 Bonds at 116.61% of its principal amount on April 15, 2011.  If a triggering event occurs and we are requested by the holders to repurchase all or a portion of the 2007 or 2008 Bonds, we will be required to pay cash to redeem all or a portion of the bonds.  If we are required to repurchase all or a portion of the bonds and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price.

We issued $30 million in convertible bonds that include features that will have the effect of reducing our reported operating results during the term of the bonds.

We issued $10,000,000 Variable Rate Convertible Bonds due in 2012 in April 2007 (the “2007 Bonds”) and $20,000,000 12% Convertible Bonds due in 2011 in April 2008 (the “2008 Bonds”). At of March 31, 2009, $2 million of the 2007 Bonds have been converted.  The terms of 2007 Bonds and 2008 Bonds include conversion features allowing the holders to convert the bonds into shares of our common stock. Certain of those conversion features that allow for the reduction in conversion price upon the occurrence of stated events constitute a “beneficial conversion feature” for accounting purposes.  The accounting treatment related to the beneficial conversion and mandatory redemption features of the 2007 and 2008 Bonds and the value of the 2007 and 2008 Bond Warrants will have an adverse impact on our results of operations for the term of the bonds. The application of Generally Accepted Accounting Principles required us to allocate approximately $2,171,429 to the beneficial conversion feature of the 2007 Bonds, and $2,183,000 and $1,413,503 to the 2007 Bonds Warrants and 2008 Bond Warrants, respectively, which have been reflected in our financial statements as an interest discount. Also, we have determined that the total redemption premium associated with the mandatory redemption feature of the 2007 and 2008 Bonds is $4,069,600 and $3,322,000, respectively. All of the aforementioned amounts associated with the beneficial conversion and mandatory redemption feature of the bonds and the value of the bond warrants are being amortized as additional interest expense over the term of the bonds. This accounting will result in an increase in interest expense in all reporting periods during the term of the bonds, and, as a result, reduce our net income accordingly.

There are limited restrictive covenants in the Trust Deeds governing our outstanding bonds relating to our ability to incur future indebtedness.

Each of the Trust Deeds for the bonds that we issued in 2007 and 2008 does not limit our ability to incur indebtedness, except that as long as any of such bonds remains outstanding, we agreed not to create any encumbrance upon our present or future assets or revenues to secure any indebtedness or to secure any guarantee of or indemnity in respect of any such indebtedness unless our obligations under the bonds are secured by the same encumbrance or have the benefit from a guarantee or indemnity in substantially identical terms. The Trust Deeds governing the bonds do not contain any financial or operating covenants or restrictions on the payment of dividends, incurrence of indebtedness (other than as stated above), transactions with affiliates, incurrence of liens, or the issuance or repurchase of securities by us or any of our subsidiaries. We, therefore, may incur additional debt, including secured indebtedness or indebtedness by, or other obligations of, our subsidiaries to which the bonds would be structurally subordinate. A higher level of indebtedness increases the risk that we may default on our indebtedness. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our indebtedness or that future working capital, borrowings or equity financing will be available to pay or refinance such indebtedness.

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

If we fail to comply with Section 404 of the Sarbanes-Oxley Act Of 2002, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants.  Last year’s 2007 annual report on Form 10-K contained our first annual assessment of our internal controls requirement and this annual report on Form 10-K for 2008 contains our first attestation requirement of management’s assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

As more fully discussed in Item 9A of this Form 10-K, management’s assessment of our internal control over financial reporting identified numerous material weaknesses that rendered our internal control over financial reporting to be ineffective as of December 31, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our material weaknesses include, but are not limited to, a lack of technical expertise and processes to ensure compliance with our policies in a major operating subsidiary, insufficient complement of personnel with an appropriate knowledge and skill to comply with our specific engineering financial accounting and reporting requirements and low materiality thresholds, and noncompliance with our authorization policy.  While we have implemented steps to remediate the identified deficiencies, as disclosed in Item 9A of this Form 10-K, there can be no guarantee that we will be successful in our attempts to correct our significant deficiencies. Our identified material weaknesses may raise concerns for investors and may have an adverse impact on the price of our common stock.

We do not foresee paying cash dividends in the foreseeable future.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and we currently intend to retain any future earnings for funding growth. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to sell your shares in our company at or above the price you paid for them.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have offices and processing factories in Zhuhai, Shenzhen, Guangzhou, Shanghai, Beijing, Wuhan, Tianjin and Chengdu in China, a corporate office in Hong Kong, one office in Sydney, Australia, one office in Singapore, one office in New York, U.S.A. and one in Dubai, UAE.  All buildings and land are leased. The leases end around 2010, and we have the right to renew. The central office is in Shenzhen, where the majority of design and engineering staff are located. The Zhuhai, Beijing and Shanghai offices have smaller design teams as well. All offices are also sales centers for the area. The two factories, which are located in, Zhuhai and Shunde, are used for further processing certain curtain wall components before they are shipped to the construction site.

Hong Kong
63rd Floor, Bank of China Tower, 1 Garden Road	577.7 square meters (office)
Central, Hong Kong

Zhuhai
105 Baishi Road, Jiuzhou West Avenue, Zhuhai, Guangdong	1,080 square meters (office)
1,700 square meters (factory)

Beijing
2nd floor, Jianbang Building, phase 1, No.19 South Lishi Road	646 square meters (office)
XiCheung district, Beijing city

Shanghai
Room 501 business center, Shanghai hotel, No.505 north of Wulumuqi road, shanghai city	250 square meters (office)

Shunde
No.5 Technology area, Xingtan town, Shunde district, Fo Shan City	5,600 square meters (office & factory)

Shenzhen
Northeast Block B-2, East Industrial Park, Overseas Chinese Town, Nanshan, Shenzhen	6,153 square meters (office)

Wuhan
Floor 38, No. 568 Jianshe road, Wu Han International Trade Center, Jianghan district, WuHan city	200 square meters (office)

Tianjin
Rm 1906, No.2 Jinhaian building, Jinwei road, Hebei district, Tianjin city	140 square meters (office)

Guangzhou
101 Chengjian building, 189 Tiyuxi road, Tianhe district, Guangzhou city	357 square meters (office)

Chengdu
No.4 Changshou road, Wuhou distict, Chengdu city	95 square meters (office)

Hurstville, Australia
Suite 203 Level 2 4-8 Woodville Street, Hurstville, NSW 2220	100 square meters (office)

Dubai, UAE
Room 603 Ahmed Saeed Abdullah Belhab Al Amri Building Bin #1979 Road 60 Al Barsha First, Dubai UAE	100 square meters (office)

New York City, U.S.A 110 Wall St, 14th Floor, New York, NY 10005, USA	312 square meters (office)

Singapore 25 Tagore Lane #02-07, Singapore 787602	213 square meters (office)

ITEM 3. LEGAL PROCEEDINGS

Pursuant to a Stock Purchase Agreement dated November 7, 2007, the previous shareholders of Techwell, Mr. Ng, Chi Sum and Miss Yam, Mei Ling Maria agreed to sell 100% of the shares in Techwell to us for approximately $11.7 million in cash and shares of common stock of our company. Subsequent to the said acquisition, Mr. Ng and Miss Yam were employed by Techwell.

On January 14, 2009, the board of directors of Techwell passed a board resolution, to dismiss both Mr. Ng and Miss Yam with immediate effect and remove Mr. Ng from the board of Techwell (the “Resolution”).   On January 16, 2009, Mr. Ng and Miss Yam filed a lawsuit in the High Court of Hong Kong against us and our subsidiary, Full Art International Limited.  The lawsuit alleges that, inter alia, (i) we misrepresented to them the financial status of our company and operations during the course the acquisition of Techwell was being negotiated; (ii) we failed to perform our obligations under a settlement agreement alleged to be agreed by us in January 2009; and (iii) the dismissal of Mr. Ng was unlawful and invalid.

On January 23, 2009 an ex-parte injunction order was granted to Mr. Ng, restraining us from implementing the Resolution, which was eventually dismissed with immediate effect on February 25, 2009 after a court session in the High Court of Hong Kong. Mr. Ng was also ordered to bear the costs of the various court proceedings in connection with the said injunction order. On March 27, 2009, Mr. Ng and Miss Yam filed a summons in the High Court of Hong Kong seeking a court order for leave to join our principal shareholder, KGE Group Limited, as a defendant of the said lawsuit.

We intend to vigorously defend this pending lawsuit; however, no assurance can be given that the lawsuit will be resolved in our favor.  Even if we successfully defend the lawsuit, we may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of our management from our business.  If we are unsuccessful in defending the lawsuit, we may be required to pay a significant amount of damages and/or we may potentially lose ownership of Techwell, which will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders to be voted on during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From September 28, 2007 to June 9, 2008, our shares of common stock were listed for trading on the NYSE Amex under the ticket symbol “RCH.”  On June 10, 2008, our common stock commenced trading on the NASDAQ Global Select Market under the symbol "CAEI." As of March 15, 2009, we had 22 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

On March 27, 2009, the closing sales price for our common stock on the NASDAQ Global Select Market was $1.08 per share.

The following table summarizes the high and low sales prices of our common stock as reported by the NYSE Amex (on and prior to June 9, 2008) and NASDAQ (on and after June 10, 2008).

	High	Low
Year ended December 31, 2008
Fourth Quarter	$7.48	$1.63
Third Quarter	$9.97	$5.08
Second Quarter	$11.82	$5.25
First Quarter	$9.10	$4.75

Year ended December 31, 2007
Fourth Quarter	$27.25	$5.10
Third Quarter (starting from September 28, 2007)	$7.49	$4.80

The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years.  Please see “Risk Factors—Our stock price is volatile and you might not be able to sell your securities at or above the price you have paid.”

Dividend Policy

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We did not pay any cash dividends during 2008 and 2007.  We paid approximately $1.6 million in cash dividends in 2006.

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

Recent Sales of Unregistered Securities

None.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data for each of the years in the five-year period ended December 31, 2008 and the consolidated balance sheet data as of year-end for each of the years in the five-year period ended December 31, 2008 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
Consolidated Statements of Income	2008	2007	2006	2005	2004

	(in thousands, except share amounts and earnings per share)
Contract revenues earned	$151,666	$86,617	$63,359	$49,515	$28,816

Cost of contract revenues earned	(128,885)	(64,354)	(46,796)	(36,368)	(21,419)

Gross profit	$22,781	$22,263	$16,563	$13,146	$7,397

Selling, general and administrative expenses	(26,063)	(5,525)	(5,989)	(6,463)	(4,636)

Non-recurring general and administrative expenses	—	—	(3,806)	—	—

Finance Expense	—	(208)	—	—	—

Income/(Loss) from operations	$(3,282)	$16,530	$6,768	$6,683	$2,761
Interest income	1	108	—	—	63
Interest expense	(4,377)	(2,145)	—	(117)	(260)

Other income	1,922	88	700	501	136
Other expenses	(161)	(127)	—	—	—
Income/(Loss) before taxation	$(5,897)	$14,455	$7,468	$7,068	$2,700

Income tax	4	(2,422)	(1,318)	(1,157)	(491)

Minority interests	20	—	—	—	—
Net income/(loss)	$(5,873)	$12,032	$6,150	$5,910	$2,209
Basic and diluted net income/(loss) per common share	(0.11)	0.24	0.14	0.14	0.05
Basic and diluted dividend paid per common share	—	—	0.04	0.06	0.10
Basic weighted average common shares outstanding	52,034,921	50,357,454	44,679,990	43,304,125	43,304,125
Diluted weighted average common shares outstanding	52,034,921	51,088,144	44,679,990	43,304,125	43,304,125

	December 31,
Consolidated Balance Sheets	2008	2007	2006	2005	2004

	(in thousands)
Current Assets	$127,607	$84,988	$43,821	$21,712	$17,454
Total Assets	141,538	95,737	44,861	22,320	18,642
Current Liabilities	66,770	39,313	21,784	14,016	13,916
Long-term Debt	25,237	3,910	2,565	-	-
Total Liabilities	92,017	43,272	24,349	14,016	13,916
Total Stockholders' Equity	49,521	52,465	20,513	8,304	4,725

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

We specialize in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects. We have completed over one hundred projects throughout China, Hong Kong, Macau, Australia and Southeast Asia, including the National Grand Theater in Beijing, the Meridian Gate Exhibition Hall of the Palace Museum in Beijing’s Forbidden City (winner of the 2005 UNESCO Jury Commendation for Innovation of Asia Pacific Heritage Award), the Beijing Botanical Garden Conservatory (winner of the Zhan Tian You award in 2003), the Shenzhen Airport Terminal Building, the Shanghai South Railway Station and the Vietnam National Conference Center.  We compete on the strength of our reputation, relationships with government and commercial clients, and our ability to give expression to the vision of leading architects.  By focusing on innovation while outsourcing commoditized manufacturing work, we are able to add artistic and technological value to projects at cost-effective price points.  In 2008, we became a member of U.S. Green Building Council (USGBC) and we further focused on expanding our international operations.

Our work is performed under cost-plus-fee contracts and fixed-price contracts. The length of our contracts varies but typically has a duration of approximately one to two years. Approximately 95% of our sales are from-fixed price contracts. The remaining 5% of our sales are from cost-plus-fee contracts. Under fixed-price contracts, we receive a fixed price. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Approximately 70% of contracts are modified after they begin, usually to accommodate requests from clients to increase project size and scope. In cases where fixed-price contracts are modified, the fixed price is renegotiated and adjusted upwards accordingly. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs.

Recent Events

April 2008 Issuance of Bonds and Bond Warrants

 On April 15, 2008, we completed a financing transaction with ABN AMRO Bank N.V., London Branch (“ABN AMRO”), CITIC Allco Investments Limited (together with ABN AMRO, the “Subscribers,” and each a “Subscriber”), and CITIC Capital Finance Limited issuing (i) $20,000,000 12% Convertible Bonds due in 2011 (the “2008 Bonds”) and (ii) 300,000 warrants to purchase an aggregate of 300,000 shares of our common stock, subject to certain adjustments as set forth in the warrant instrument, that expire in 2013 (the “2008 Bond Warrants”).

The 2008 Bonds were subscribed at a price equal to 100% of their principal amount and we paid the Subscribers an aggregate commission of 2.5%.  The 2008 Bonds were issued pursuant to a trust deed.  The terms and conditions of the Bonds include, among other things, the following:

•
Interest. The 2008 Bonds bear cash interest from April 15, 2008 at the rate of 12% per annum of the principal amount of the 2008 Bonds.  Interest is payable semi-annually in arrears on April 15 and October 15 of each year (each an “Interest Payment Date”).

•
Conversion. Each 2008 Bond is convertible at the option of the holder until April 8, 2011 at an initial conversion price equal to $6.35 per share. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the 2008 Bonds.

•
Mandatory Redemptions. On any Interest Payment Date on or after April 15, 2010, the holders of the 2008 Bonds can require us to redeem the 2008 Bonds at 116.61% of the principal amount of the 2008 Bonds redeemed, plus all accrued but unpaid interest. We are required to redeem any outstanding 2008 Bonds at 116.61% of its principal amount on April 15, 2011.

The 2008 Bond Warrants have an initial exercise price per share of $6.35, subject to adjustment in certain events, similar to that of the 2008 Bonds.  The 2008 Bond Warrants terminate on April 15, 2013.  We, in a registration statement filed with the SEC, registered the 2008 Bonds, the 2008 Bond Warrants, and the underlying shares of common stock of each of the foregoing.

Critical Accounting Policies, Estimates and Assumptions

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include provisions for income taxes, allowance for doubtful accounts, and the recoverability of the long-lived assets. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

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

Contract Receivable – Contract receivable represents billings to customers on the percentage of work completed and recognized to date based on contract price. An allowance is provided for doubtful collections which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We record an allowance for doubtful collections for our outstanding contract receivable at the end of the period in accordance with generally accepted accounting principles in the Untied States, and we consider that allowance to be reasonable at December 31, 2008, 2007, and 2006.  As of December 31, 2008, our provision for doubtful accounts was $5.2 million, which was 5.6% of our construction contract related receivables of $93.0 million.

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

Goodwill and Intangible Assets - In accordance with Statement of Financial Accounting Standard 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” the Company does not amortize goodwill or intangible assets with indefinite lives. For goodwill and other intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Based on the impairment tests performed, there was no impairment of goodwill or other intangible assets in fiscal 2008, 2007, and 2006

Foreign Currency Translation – The consolidated financial statements are presented in United States Dollars (US$). Our functional currency is the US$, while domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currencies.  The consolidated financial statements are translated into United States dollars from RMB, HKD, MOP and AED at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Statutory Reserves – Surplus reserves for foreign investment enterprises are referring to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Results of Operations

The following table sets forth our consolidated statements of income for the years ended December 31, 2008 2007 and 2006 in U.S. dollars:

	Year Ended December 31,
	2008	2007	2006

	(in thousands, except share amounts and earnings per share)
Contract revenues earned	$151,666	$86,617	$63,359

Cost of contract revenues earned	(128,885)	(64,354)	(46,796)

Gross profit	$22,781	$22,263	$16,563

Selling, general and administrative expenses	(26,063)	(5,525)	(5,989)

Non-recurring general and administrative expenses	—	—	(3,806)
Finance Expense	—	(208)	—
Income/(Loss) from operations	$(3,282)	$16,530	$6,768
Interest income	1	108	—
Interest expense	(4,377)	(2,145)	—

Other income	1,922	88	700
Other expenses	(161)	(127)	—
Income/(Loss) before taxation	$(5,897)	$14,455	$7,468

Income tax	4	(2,422)	(1,318)
Minority interests	20	-	-
Net income/(loss)	$(5,873)	$12,032	$6,150
Basic and diluted net income/(loss) per common share	(0.11)	0.24	0.14
Basic and diluted dividend paid per common share	—	—	0.04

Basic weighted average common shares outstanding	52,034,921	50,357,454	44,679,990
Diluted weighted average common shares outstanding	52,034,921	51,088,144	44,679,990

Years ended December 31, 2008 and 2007

Contract revenues earned for the year ended December 31, 2008 were $151.7 million, an increase of $65.1 million, or 75%, from the contract revenues earned of $86.6 million for the comparable period in 2007. The primary reason for the increase in contract revenues earned was an increase in the number and size of projects for the year ended December 31, 2008 due to our rapid expansion into the overseas market, such as Dubai and New York.

Cost of contract revenues earned for the year ended December 31, 2008 was $128.9 million, an increase of $64.5 million, or 100%, from $64.4 million for the comparable period in 2007. Cost of contract revenues earned consists of raw materials, labor and other operating costs related to contract performance. The increase in costs of contract revenues earned was primarily due to the increased number and size of projects for the year ended December 31, 2008.   Our cost of contract revenues grew at a faster rate than our contract revenues primarily due to the increase in costs of raw materials, project set-up costs, and labor costs.

Gross profit for the year ended December 31, 2008 was $22.8 million, an increase of $0.5 million, or 2%, from $22.3 million for the comparable period of 2007. Our gross margin for the year ended December 31, 2008 was 15.0% as compared with 25.7% for the year ended December 31, 2007. The decrease was primarily a result of higher raw material, project set-up costs, and labor costs, especially in our domestic market of China.

Selling, general and administrative expenses were $26.1 million for the year ended December 31, 2008, an increase of approximately $20.6 million, or 375%, from $5.5 million for the comparable period in 2007. The increase was primarily due to our operational expansion, including the growth in staff, office rental and other start-up costs associated with the expansion of our overseas operations during 2008. Techwell, which we acquired in November 2007, contributed approximately half to the increase in the expenses.   In addition, there was $5 million bad debt provision recorded in 2008 as a result of global slowdown.

Interest expenses and finance expenses were approximately $4.4 million for the year ended December 31, 2008, an increase of approximately $2.0 million, from $2.4 million for the comparable period in 2007. The increase was primarily due to our issuance of $20 million convertible bonds in April 2008.

Income tax benefit was $4,000 in 2008, compared with expenses of $2.4 million for the year ended December 31, 2007. The primary reason for the decrease was due to the zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during the year 2008.

Net loss for the year ended December 31, 2008 was $5.9 million, as compared to net income of $12.03 million in 2007.

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

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $9.5 million.

Prior to October 17, 2006, we financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers. On October 17, 2006, concurrently with the close of the Share Exchange, we received gross proceeds of $3.7 million in a private placement transaction.   After commissions and expenses, we received net proceeds of approximately $3.1 million.  In October 2007, we completed an initial public offering consisting of 847,550 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.0 million.

We have also financed our operations through the issuance of convertible bonds.  On April 12, 2007, we completed a financing transaction pursuant to which we issued the 2007 Bonds in the principal amount of $10 million. The 2007 Bonds bear cash interest at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the 2007 Bonds. Each 2007 Bond is convertible at an initial conversion price of $3.50 per share.  At any time after April 12, 2010, holders of the 2007 Bonds can require us to redeem the 2007 Bonds at 126.51% of the principal amount. We are required to redeem any outstanding 2007 Bonds at 150.87% of its principal amount on April 4, 2012.  We also issued 800,000 warrants on April 12, 2007 to purchase an aggregate of 800,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant instrument.  The bondholder exercised these warrants in November 2008, and after receipt of $8,000 in exercise proceeds, we issued 800,000 shares of common stock to the bondholder.  Also, in September 2008, $2 million worth of bonds were converted into shares of common stock pursuant to which we issued 571,428 shares of common stock.

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

If we are required to repurchase all or a portion of the outstanding amount of $28.0 million in bonds and we do not have sufficient cash to make the repurchase, we will be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price.

In October 2006, we opened a line of credit facility with the Zhuhai branch of Bank of East Asia for up to a maximum of RMB20,000,000. The credit facility does not require renewal until October 2011. In order to facilitate the extension of the credit facility, we agreed to deposit the equivalent amount in HKD on fixed deposit terms into the Hong Kong branch of Bank of East Asia. This facility is subject to a current interest rate of 5.508% and interest rate adjusts every 6 months. The amount outstanding as of December 31, 2008 was nil.

Our subsidiary, Zhuhai King Glass Engineering Co., Limited, borrowed from Bank of East Asia with a condominium as collateral. This facility, which is due October 25, 2011, is subject to a current interest rate of 5.832% and interest rate adjusts every 6 months. The amount outstanding as of December 31, 2008 was $141,811.

Full Art International Limited incurred an automobile capital lease obligation due November 09, 2012 that had an outstanding amount of $186,474 as of December 31, 2008.

On December 23, 2008, we repaid the Hong Kong Branch of Dah Sing Bank HKD13,921,076 in accordance with the loan agreement between the bank and Techwell Engineering Limited.

On February 19, 2008, we and Techwell Engineering Limited were granted a bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000. This facility is fully utilized.

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among China Architectural Engineering, Inc., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. As of December 31, 2008, we have utilized $ 11.6  million of the facility.

We also lease certain administrative and production facilities from third parties. Accordingly, for the years ended December 31, 2008 and 2007, we incurred rental expenses of $1,602,501 and $437,750, respectively.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd., our wholly-owned subsidiary was granted a bank’s acceptance bill facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978). ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued. As of December 31, 2008, Zhuhai King Glass Engineering Co., Ltd. utilized RMB69 million (US$10 million) of the facility.

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

We experienced an increase of revenue of $65.1 million for the year ended December 31, 2008 compared to an increase of $23.3 million for the same period in 2007. Construction contract related receivables, including contract receivables and costs and earnings in excess of billings as of December 31, 2008 were $87.7 million, an increase of $17.3 million, over construction contract related receivables of $70.5 million as of December 31, 2007. The increase in such receivables reflected an increase in contract revenue earned.  In addition, because the collection period typically runs from two months to one year, the increase in such receivables reflects not only the increase in sales but also the long collection period.  In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We are currently involved in six lawsuits in which we are suing other parties for overdue payments. The total amount involved is approximately $3.2 million.  We have decided to record a general provision for doubtful accounts amounting to $5 million in 2008, which management believes is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  As of December 31, 2008, our provision for doubtful accounts was $5.2 million, which was 5.6% of our construction contract related receivables of $93.0 million. We believed it was appropriate to increase the reserve for doubtful accounts during the fourth quarter of 2008 primarily due to an increase in the aging of our accounts receivable, the growth of the outstanding balance of receivables as of December 31, 2008, and the general decline in the domestic and global economy.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

At December 31, 2008, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.  We intend to expend a significant amount of capital to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective may be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Net cash used in operating activities for the year ended December 31, 2008 was approximately $3.0 million, as compared to $15.5 million used in the same period in 2007. The change is primarily due to a significant increase in the size of operations coupled with an increase in receivables with a relatively long collection period typical to the construction industry in China, but partially offset by an increase in payables for the year of 2008.  Net cash used in operating activities for the year ended December 31, 2007 was $15.5 million, as compared to $3.0 million used in the same period in 2006. The change is primarily the result of an add-back of non-cash amortization expense on the convertible bonds, an increase in receivables due to a relatively long collection period typical of the architecture industry in China, an increase in net operating income and an increase in payables for the year ended December 31, 2007.

Net cash used by investing activities was approximately $16.4 million for the year ended December 31, 2008 compared to approximately $1.1 million provided by investing activities for the year ended December 31, 2007. The change was mainly a result of an increase in restricted cash and increase of fixed assets purchased.  Net cash used by investing activities was approximately $1.1 million for the year ended December 31, 2007 compared to approximately $89,250 used for the year ended December 31, 2006. The change was mainly a result of an increase of fixed assets purchased.

Net cash provided by financing activities was $16.4 million for the year ended December 31, 2008 compared to $14.9 million provided for year ended December 31, 2007. The increase was primarily due to the receipt of $19.5 million for the issuance of convertible bonds and warrants.  Net cash provided by financing activities was $14.9 million for the year ended December 31, 2007 compared to $6.9 million used for the year ended December 31, 2006. The increase was primarily due to the receipt of $9.7 million for the issuance of convertible bonds and warrants, $3.3 million from our public offering and $1.4 million repayment from shareholder. We borrowed short-term loans of $2.6 million and repaid long-term loans of $2.1 million.

Contractual obligations

The following table describes our contractual commitments and obligations as of December 31, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$4,765,743	$1,733,480	$1,728,564	$1,303,699	$-
Contingent Liabilities (1)	$20,365,768	$18,534,357	$1,831,411	$-	$-
Long-term debt (2)	$35,391,600	$-	$23,322,000	$12,069,600	$-

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

(2)
Includes the $8 million convertible bond which is required to be redeemed at 150.87% at maturity at April 4, 2012, which may be converted into our common stocks after September 28, 2008, accordingly we may re-classify upon conversion. Also includes the $20 million convertible bond which is required to be redeemed at 116.61% at maturity at April 15, 2011, which may be converted into our common stocks after October 15, 2008, accordingly we may re-classify upon conversion.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature of the financial effect of the business combination. SFAS No. 141(R) is effective for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). The Company adopted SFAS No. 141(R) on January 1, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements − an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labelled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company is currently evaluating the impact of SFAS 160 on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which became effective November 15, 2008. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. This standard had no impact on the Company’s financial position, results of operations or cash flows.

In September 2008, the EITF issued EITF No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses the effect of SFAS No. 141(R) and SFAS No. 160 on the equity method of accounting. The Company adopted EITF 08-6 on January 1, 2009. This standard had no impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP FAS No. 157-3 became effective for the Company upon issuance. This standard had no impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of contract receivables by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. We are currently involved in six lawsuits in which we are suing other parties for overdue payments. The total amount involved is US$3,201,424.  We have decided to record a general provision for doubtful accounts amounting to $5 million in 2008, which management believes is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  As of December 31, 2008, our provision for doubtful accounts was $5,215,701, which was 5.6% of our construction contract related receivables of $93,016,248.

Foreign Currency Risk

The company’s functional currency is United States Dollar (USD), while certain domestic subsidiaries’ use Renminbi (RMB) and Hong Kong and oversea subsidiaries’ use local currencies as their functional currency.    The majority of our operations are conducted in the PRC. Substantially all of our sales and purchases are conducted within the PRC in RMB. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures identified numerous material weaknesses, as described below, that caused our controls and procedures to be ineffective.  Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods and dates presented.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting was not effective as of December 31, 2008 due to material weaknesses identified as related to one of our material operating subsidiaries, Techwell Engineering Limited. (“Techwell”).

On November 6, 2007, we acquired Techwell and its wholly owned subsidiaries, Techwell Building Systems (Shenzhen) Ltd. in China and Techwell International Ltd. in Macau.  At the time, Techwell was a privately-held company and its financial systems were not designed to facilitate the external financial reporting required of a publicly held company under the Sarbanes-Oxley Act of 2002.  In addition, Techwell’s accounting records were historically maintained using accounting principles generally accepted in the People's Republic of China, its personnel was not fully familiar with accounting principles generally accepted in the United States of America.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management determined that the material weaknesses below existed.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis.

1.
Techwell lacked the technical expertise and processes to ensure compliance with our policies and did not maintain adequate controls with respect to (a) timely updating engineering budget and analysis, (b) coordination and communication between Corporate Accounting and Engineering Staffs, and (c) timely review and analysis of corporate journals recorded in the consolidation process.

2.
Techwell did not maintain a sufficient complement of personnel with an appropriate knowledge and skill to comply with our specific engineering financial accounting and reporting requirements and low materiality thresholds.  This was evidenced by a number of documents missing or not matching with the records and contributed to the adjustment of financial results.  As evidenced by the significant number and magnitude of out-of-period adjustments identified from Techwell during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant accounting estimates and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis.

3.
Techwell did not comply with our authorization policy. This was evidenced by a number of expenses incurred without appropriate authorization. This material weakness resulted in an unauthorized and significant increase of expenses, which significantly impacted our operating results.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by our independent registered public accounting firm as stated in their report, which is set forth below under “Report of Independent Registered Public Accounting Firm.”

Remediation of Material Weaknesses

We are in the process of developing and implementing remediation plans to address our material weaknesses.  One key change for us going forward will be the design and implementation of internal controls over the accounting and oversight of Techwell, including enhanced accounting systems, processes, policies and procedures.  We have taken the following actions to address the material weaknesses and improve our internal controls over financial reporting:

1.
On January 14, 2009, the board of directors of Techwell passed a board resolution to replace management of Techwell.  We have appointed a new general manager to Techwell, as well as three experienced project managers to the Dubai Metro project.

2.
Management has initiated a Sarbanes-Oxley Act of 2002 Section 404 Compliance Assistance Project, which is intended to meet all requirements required by SEC in our company and all of our subsidiaries.  We have engaged an experienced consulting firm, Protiviti, to assist in our Sarbanes-Oxley Act of 2002 Section 404 Compliance.

3.	We have established a dedicated and qualified internal control and audit team to implement the policies and procedures to the standard of a US public company.

4.
We reorganized and restructured Techwell’s Corporate Accounting by (a) modifying the reporting structure and establishing clear roles, responsibilities, and accountability, (b) hiring skilled technical accounting personnel to address our accounting and financial reporting requirements, and (c) assessing the technical accounting capabilities in the operating units to ensure the right complement of knowledge, skills, and training.

5.
We reorganized and restructured the budgeting process by (a) centralizing the procurement function to our company to ensure budgets and analyses of Techwell are timely prepared and properly reviewed; (b) implementing new policies and procedures to ensure that appropriate communication and collaboration protocols among our Engineering, Procurement and Corporate Accounting departments; and (c) hiring the necessary technical procurement personnel to support complex procurement activities.    We have hired two experienced technical procurement managers and expect to increase the headcount in the purchase department in the future if necessary.

6.
We strengthened the period-end closing procedures of our operating subsidiaries by (a) requiring all significant estimate transactions to be reviewed by Corporate Accounting, (b) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (c) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (d) developing better monitoring controls at Corporate Accounting and the operating units.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:          The Board of Directors and Stockholders
China Architectural Engineering, Inc.

We have audited China Architectural Engineering, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including Management’s Report on Internal Control over Financial Reporting in item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted  accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, materials misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation effectiveness of the internal control over financials reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Managements’ Annual Report in Internal Control over Financial Reporting, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2008 due to material weaknesses identified predominantly related to a major operating subsidiary, Techwell Engineering Limited, which the Company acquired in November 2007, in that:

1.           The company did not maintain adequate controls with respect to (a) timely updating engineering budgets and analysis, (b) coordination and communication between corporate accounting and engineering staffs, and (c) timely review and analysis of corporate journals recorded in the consolidation process.

2.           Techwell did not maintain a sufficient component of personnel with appropriate knowledge and skill to comply with the Company’s specific engineering financial accounting and reporting requirements and low materiality thresholds.  Consequently, controls over the year-end financial reporting process were not operating effectively to ensure that significant accounting estimates and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis.

3.           Techwell did not comply with the Company’s authorization standards resulting in expenses incurred without appropriate authorization and thus impacting unauthorized expenses, which adversely affected the Company’s operating results.

However, management has since taken remedial actions including the initiation of a Sarbanes-Oxley Act of 2002 Section 404 Compliance Assistance Project to strengthen the control activities; management has committed to monitor the internal control system effectively.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements. This report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  the consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders equity of the company as of and for the year ended December 31, 2008. Our report dated March 27, 2009 expressed an unqualified opinion on those financial statements.

South San Francisco, California	Samuel H. Wong & Co., LLP
March 27, 2009	Certified Public Accountants

Changes in internal control over financial reporting

Due to the implementation of the remedial measures to address the material weaknesses identified above, there were changes in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

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

SCHEDULE II
China Architectural Engineering, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2008, 2007 and 2006

Allowance for Doubtful Accounts:	Balance at the Beginning of the Year	Charge to Cost and Expenses	Deductions	Balance at the End of the Year

Year ended December 31, 2006	$403,595	$14,053	$-	$417,648
Year ended December 31, 2007	417,648	-	(201,947)	215,701
Year ended December 31, 2008	215,701	5,000,000	-	5,215,701

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Zhuhai, People’s Republic of China, on March 31, 2009.

China Architectural Engineering, Inc.

/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luo Ken Yi	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2009
Luo Ken Yi
/s/ Li Chengcheng	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
Li Chengcheng

/s/ Tang Nianzhong	Vice General Manager and Director	March 31, 2009
Tang Nianzhong

/s/ Ye Ning	Vice General Manager and Director	March 31, 2009
Ye Ning

/s/ Zheng Jinfeng	Director	March 31, 2009
Zheng Jinfeng

/s/ Zhao Bao Jiang	Director	March 31, 2009
Zhao Bao Jiang

/s/ Kelly Wang	Director	March 31, 2009
Kelly Wang

/s/ Miu Cheung	Director	March 31, 2009
Miu Cheung

Exhibit Index

Exhibit No.	Exhibit Description

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

4.8(a)
Amended and Restated Paying and Conversion Agency Agreement, originally dated April 15, 2008, amended and restated September 29, 2008 by and among the Registrant, The Bank of New York Mellon, and The Bank of New York Mellon, London Branch (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2008).

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

10.12
Employment Agreement dated March 12, 2008 by and between the Registrant and Charles John Anderson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008).

10.13
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

10.15
Property Rental Contract by and between the Registrant and Shanghai Sandi CNC equipment Ltd. Co (translated to English) (incorporated by reference to Exhibit 10.13 to the Form S-1/A filed with the Securities and Exchange Commission on February 5, 2007).

10.16
Subscription Agreement, dated March 27, 2007, by and between the Registrant and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007).

10.17
Joint Venture Agreement dated May 11, 2007 entered into by and between CPD (Australia) Holding Pty Ltd. and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007).

10.18
Form of Registration Rights Agreement entered into by and between the Registrant, First Alliance Financial Group, Inc. and WestPark Capital, Inc. Affiliates (incorporated by reference to Exhibit 10.16 to Form S-1/A filed with the Securities and Exchange Commission on September 4, 2007).

10.18(a)
Form of Waiver of Penalties Related to Registration Rights entered into by and between the Registrant, First Alliance Financial Group, Inc. and WestPark Capital, Inc. Affiliates (incorporated by reference to Exhibit 10.16(a) to the Form S-1/A filed with the Securities and Exchange Commission on September 4, 2007).

10.18(b)
Written description of oral agreement between the Registrant, First Alliance Financial Group, Inc., and WestPark Capital, Inc. Affiliates (incorporated by reference to Exhibit 10.16(b) to the Form S-1/A filed with the Securities and Exchange Commission on September 21, 2007).

10.19
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

10.23
Form of Stock Purchase Agreement (including Addendum) of the Registrant (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

10.24
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

10.26
Employment Agreement with Albert Jan Grisel dated as of January 12, 2009 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).

21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CHINA ARCHITECTURAL ENGINEERING, INC.
FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

(Stated in US dollars)

INDEX

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS	F-3 – F-4

CONSOLIDATED STATEMENTS OF INCOME	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-7 – F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-10 – F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of
       China Architectural Engineering, Inc.

We have audited the accompanying consolidated balance sheets of China Architectural Engineering, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Architectural Engineering, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
March 27, 2009	Certified Public Accountants

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	As of December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$9,516,202	$4,040,168
Restricted cash	7,451,388	595,016
Contract receivables, net	71,811,627	13,047,559
Costs and earnings in excess of billings	15,988,920	57,488,693
Job disbursements advances	2,252,241	2,454,106
Tender and other site deposits	-	83,046
Other receivables	18,614,928	6,640,865
Inventories	308,842	528,743
Deferred income taxes, current	3,264	-
Other current assets	1,659,307	109,533
Total current assets	127,606,719	84,987,729

Non-current assets
Plant and equipment, net	5,852,110	2,582,554
Intangible Assets	50,720	70,386
Organization cost	-	92,741
Security deposits	-	-
Goodwill	7,995,896	7,995,896
Other non-current asset	32,137	7,505

TOTAL ASSETS	$141,537,582	$95,736,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$-	$2,578,550
Notes payable	10,193,088	-
Accounts payable	35,510,827	18,737,771
Billings over costs and estimated earnings	5,358,527	-
Amount due to shareholder	924,687	1,334,856
Other payables	7,364,816	9,193,186
Income tax payable	2,318,743	2,673,643
Business and other taxes payable	3,304,522	3,538,336
Customers’ deposits	-	757,079
Other Accruals	1,794,879	499,684
Total current liabilities	66,770,089	39,313,105

See accompanying notes to financial statements and accountant's report

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	As of December 31,
	2008	2007

Non-current liabilities
Long term bank loans	$328,285	$443,881
Convertible bond payable, net	24,907,170	3,465,741
Minority interest	10,541	49,482

TOTAL LIABILITIES	$92,016,085	$43,272,209

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2008 and 2007, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,256,874 and 51,783,416 shares issued and outstanding at December 31, 2008 and 2007, respectively	53,257	51,784
Additional paid in capital	23,043,792	23,665,558
Statutory reserves	3,040,595	3,040,595
Accumulated other comprehensive income	5,443,432	1,892,829
Retained earnings	17,940,421	23,813,836
	49,521,497	52,464,602
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$141,537,582	$95,736,811

See accompanying notes to financial statements and accountant's report

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

	Years ended December 31,
	2008	2007	2006

Contract revenues earned	$151,665,672	$86,617,239	$63,359,174

Cost of contract revenues earned	128,884,736	64,353,915	46,796,419

Gross profit	$22,780,936	$22,263,324	$16,562,755

Selling, general and administrative expenses	26,062,543	5,525,130	5,989,328
Non-recurring general and administrative expenses	-	-	3,805,608
Finance expenses	-	208,197	-

Income / (Loss) from operations	$(3,281,607)	$16,529,997	$6,767,819

Interest income	762	108,241	-
Interest expense	4,377,331	2,144,768	-
Other income	1,922,285	88,385	700,170
Other expenses	161,422	127,043	-

Income before taxation	$(5,897,313)	$14,454,812	$7,467,989

Income tax	3,649	2,422,484	1,318,221
Minority interests	20,249	-	-

Net income/(loss)	$(5,873,415)	$12,032,328	$6,149,768

Basic net income/(loss) per common share	$(0.11)	$0.24	$0.14
Diluted net income/(loss) per common share	$(0.11)	$0.24	$0.14

Basic weighted average common shares outstanding	52,034,921	50,357,454	44,679,990
Diluted weighted average common shares outstanding	52,034,921	51,088,144	44,679,990

See accompanying notes to financial statements and accountant's report

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income/(loss)	$(5,873,415)	$12,032,328	$6,149,768
Depreciation and amortization expense	780,676	334,378	222,424
Bad debt expense	5,000,000	291,666	-
Amortization Expense on convertible bond	1,901,739	2,144,768	-
(Increase)/decrease in inventories	219,901	(505,635)	281
(Increase)/decrease in receivables	(35,503,221)	(41,988,830)	(18,279,917)
(Increase)/decrease in other assets	44,596	(117,038)	-
Increase/(decrease) in payables	30,445,703	12,306,736	8,930,623
Net cash used in operating activities	$(2,984,021)	$(15,501,627)	$(2,976,821)

Cash flows from investing activities
Decrease/(increase) in restricted cash	$(6,856,372)	$2,148,126	$(2,224,783)
Decrease/(increase) in security deposit		565,795	(565,795)
Purchases of plant and equipment	(3,886,532)	(1,649,170)	(89,250)
Net cash provided/(used) in investing activities	$(10,742,904)	$1,064,751	$(2,879,828)

Cash flows from financing activities
Proceeds from short-term loans	$-	$2,578,550	$-
Repayments of short-term loans	(2,578,550)	-	(743,742)
Proceeds from long-term loans	-	-	2,564,979
Repayments of long-term loans	(115,596)	(2,121,098)	-
Proceeds for amount due to shareholder	-	1,442,291	-
Repayments of amount due to shareholder	(410,169)	-	(418,821)
Proceeds from issuance of common stock	-	3,338,470	6,696
Increase in additional paid in capital from issuance of common stock	8,102	-	7,106,561
Dividends paid	-	-	(1,576,796)
Issuance of convertible bond and warrants	19,500,000	9,700,000	-
Net cash provided in financing activities	$16,403,787	$14,938,213	$6,938,877

Net increase in cash and cash equivalents	$2,676,862	$501,337	$1,082,228
Effect of foreign currency translation on cash and cash equivalents	2,799,172	1,422,865	521,921

Cash and cash equivalents - beginning of year	4,040,168	2,115,966	511,817

Cash and cash equivalents - end of year	$9,516,202	$4,040,168	$2,115,966

Other supplementary information:
Cash paid during the year for:
Interest paid	$816,004	$119,335	$116,750
Income tax paid	$203,682	$1,012,332	$798,988

See accompanying notes to financial statements and accountant's report

CHINA ARCHITECTURAL ENGINEERING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2008, 2007, AND 2006
(Amount Stated in USD)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total
Balance, January 1, 2006	43,304,125	$43,304	$5,722	$1,403,699	$(51,957)	$6,903,786	$8,304,554
Net income						6,149,768	6,149,768
Dividend paid						(1,576,796)	(1,576,796)
Issuance of common stock	6,695,875	6,696					6,696
Additional paid in capital from issuance of common stock in cash			7,068,979				7,068,979
Adjustment of additional paid in capital to retained earnings in connection with share exchange						37,582	37,582
Appropriations to statutory revenue reserves				33,524		(33,524)	-
Foreign currency translation adjustment					521,921		521,921
Balance, December 31, 2006	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$20,512,704

Balance, January 1, 2007	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$20,512,704
Net income						12,032,328	12,032,328
Proceed from issuance of common stock	1,783,416	1,784	9,163,264				9,165,048
Less: Cost of stock issuance			(951,434)				(951,434)
Adjustment of Zhuhai KGE Co Ltd Retained Earnings to eliminate Dividend Paid						3,844,897	3,844,897
Adjustment of Zhuhai Career Training School pre-acquisition Deficits						14,429	14,429
Adjustment of CAEI retained earnings/(deficits)						(1,955,262)	(1,955,262)
Additional Paid-in Capital from warrants and beneficial conversion feature			8,379,027				8,379,027
Appropriation to statutory reserve				1,603,372		(1,603,372)	-
Foreign currency translation adjustment					1,422,865		1,422,865
Balance, December 31, 2007	51,783,416	$51,784	$23,665,558	$3,040,595	$1,892,829	$23,813,836	$52,464,602

CHINA ARCHITECTURAL ENGINEERING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED
AS OF DECEMBER 31, 2008, 2007, AND 2006
(Amount Stated in USD)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total
Balance, January 1, 2008	51,783,416	$51,784	$23,665,558	$3,040,595	$1,892,829	$23,813,836	$52,464,602
Net loss						(5,873,415)	(5,873,415)
Proceed from issuance of common stock	902,030	902	602,221				603,123
Conversion of bond	571,428	571	1,379,908				1,380,479
Less: Cost of stock issuance							-
Additional Paid-in Capital from warrants and beneficial conversion feature			(2,603,895)				(2,603,895)
Appropriation to statutory reserve
Foreign currency translation adjustment					3,550,603		3,550,603
Balance, December 31, 2008	53,256,874	$53,257	$23,043,792	$3,040,595	$5,443,432	$17,940,421	$49,521,497

Comprehensive Income	2006	2007	2008	Total
Net Income	6,149,768	12,032,328	(5,873,415)	12,308,681
Other Comprehensive Income
Foreign Currency Translation Adjustment	521,921	1,422,865	3,550,603	5,495,389
Total	6,671,689	13,455,193	(2,322,812)	17,804,070

See accompanying notes to financial statements and accountant's report

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

The Company's work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. These contracts are undertaken by the Company or its wholly-owned subsidiaries. The length of the Company's contracts varies but is typically about one to two years.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The Company owned the subsidiaries since its reverse-merger on October 17, 2006. As of December 31, 2008, detailed identities of the consolidating subsidiaries are as follows: -

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(f)	Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” the Company does not amortize goodwill or intangible assets with indefinite lives.

For goodwill and other intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations.  Based on the impairment tests performed, there was no impairment of goodwill or other intangible assets in fiscal 2008, 2007 and 2006.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(k)	Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 5,137,715 dilutive shares on an “as converted” basis for the Convertible Bond and exercised warrants were excluded from the calculation of diluted EPS for the year ended December 31, 2008 since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2008 and 2007 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

Components of basic and diluted earnings per share were as follows:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Net Income (loss)	$(5,873,415)	$12,032,328	$6,149,768

Basic Weighted Average Shares Outstanding	52,034,921	50,357,454	44,679,990
Dilutive Shares:
-Addition to Common Stock from Conversion of Notes	-	-	-
-Addition to Common Stock from Exercise of Warrants	-	730,690	-
Diluted Weighted Average Outstanding Shares:	52,034,921	51,088,144	44,679,990

Earnings Per Share
-Basic	$(0.11)	$0.24	$0.14
-Diluted	$(0.11)	$0.24	$0.14

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

In respect of the Company’s subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
Zhuhai King Glass Engineering Co., Limited and Zhuhai King General Glass Engineering Technology Co., Limited (“Zhuhai KGGET”) are located in Zhuhai and is subject to the PRC corporation income tax rate of 33%. However, in accordance with the relevant tax laws and regulations of PRC, the Zhuhai local corporation income tax rate is 15%.   Zhuhai KGGET is presently dormant, and from the time that it has its first profitable tax year, it is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years.  Zhuhai KGGET has enjoyed this tax incentive in the previous years.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law will become effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. Zhuhai KGGET anticipates that as a result of the new EIT law, its income tax provision will increase, which could adversely affect Zhuhai KGGET financial condition and results of operations.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $371,664, $140,236, and $151,821 for the periods ended December 31, 2008, 2007, and 2006, respectively.

(o)	Research and development

All research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses were $711,318, $111,129 and $50,117 for the periods ended December 31, 2008, 2007, and 2006, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The contributions were $402,751, $246,656 and $118,856 for the periods ended December 31, 2008, 2007, and 2006, respectively.

(q)	Selling, general and administrative expenses

Selling, general and administrative expenses including employee salaries, pension costs, marketing costs, insurance, rent, and depreciation, etc. The increase was primarily due to the operational expansion, including the growth in staff, office rental and other start-up costs associated with the expansion of our overseas operations during 2008. Techwell, which was acquired by the Company in November 2007, contributed approximately half to the increase in the expenses.   In addition, there was $5 million bad debt provision recorded in 2008 as a result of global slowdown.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

	2008	2007	2006
Period end RMB : US$ exchange rate	6.8225	7.3141	7.8175
Average yearly RMB : US$ exchange rate	6.9564	7.6172	7.9819

	2008	2007	2006
Period end HKD : US$ exchange rate	7.7499	7.8049	7.7794
Average yearly HKD : US$ exchange rate	7.7859	7.8026	7.7690

	2008	2007	2006
Period end AED : US$ exchange rate	3.6731	N/A	N/A
Average yearly AED : US$ exchange rate	3.6736	N/A	N/A

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(u)	Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature of the financial effect of the business combination. SFAS No. 141(R) is effective for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). The Company adopted SFAS No. 141(R) on January 1, 2009.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(u) Recent accounting pronouncements (cont’d)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which became effective November 15, 2008. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. This standard had no impact on the Company’s financial position, results of operations or cash flows.

In September 2008, the EITF issued EITF No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses the effect of SFAS No. 141(R) and SFAS No. 160 on the equity method of accounting. The Company adopted EITF 08-6 on January 1, 2009. This standard had no impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP FAS No. 157-3 became effective for the Company upon issuance. This standard had no impact on the Company’s financial position, results of operations or cash flows.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

3.      CONTRACT RECEIVABLES

	December 31, 2008	December 31, 2007

Contract receivables	$77,027,328	$13,263,260
Less: Allowance for doubtful accounts	(5,215,701)	(215,701)

Net	$71,811,627	$13,047,559

Allowance for Doubtful Accounts	December 31, 2008	December 31, 2007

Beginning balance	$215,701	$417,648
Add: Allowance created	5,000,000
Less: Bad debt charged against allowance	-	(201,947)

Ending balance	$5,215,701	$215,701

4.      INVENTORIES

	December 31, 2008	December 31, 2007
Raw materials at sites	$308,842	$528,743

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

5.      PLANT AND EQUIPMENT

Plant and equipment consist of the following as of: -

	December 31, 2008	December 31, 2007
At cost
Motor vehicle	$1,568,165	$1,223,692
Machinery and equipment	3,221,028	3,383,123
Furniture, software and office
equipment	2,443,382	625,102
Building	311,596	290,652
Leasehold improvement	2,198,367	189,403
	$9,742,538	$5,711,972

Less: Accumulated depreciation
Motor vehicle	$774,977	$593,141
Machinery and equipment	1,975,014	2,227,231
equipment	908,591	269,695
Building	24,538	9,810
Leasehold improvement	207,308	29,541
	$3,890,428	$3,129,418

	$5,852,110	$2,582,554

Depreciation expenses included in the selling and administrative expenses for years ended December 31 2008 and 2007 were $761,010 and $334,378 respectively.

6.      INTANGIBLE ASSETS
	December 31, 2008	December 31, 2007
At cost
Intangible Assets	$99,567	$99,567
Less: Accumulated amortization	48,847	29,181

	$50,720	$70,386

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

7.      LOANS

A.	SHORT-TERM BANK LOANS

	December 31, 2008	December 31, 2007

Bank of East Asia Ltd., line of credit, at 5.508% per annum, subject to variation every 6 months, due October 25, 2011	$-	$546,889

Dah Sing Bank, 5.0% per annum, line of credit, due November 28, 2008	-	257,926

Dah Sing Bank, 5.5% per annum, trust receipts, due November 25, 2008	-	1,773,735

	$-	$2,578,550

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

B.	LONG-TERM BANK LOANS

	December 31, 2008	December 31, 2007

Bank of East Asia Ltd., line of credit, at 5.832% per annum, subject to variation ever 6 months, due October 25, 2011	$141,811	$169,518

Auto capital lease obligations (hire purchase) due November 09, 2012	186,474	274,363
	$328,285	$443,881

Zhuhai King Glass Engineering Co., Limited borrowed from Bank of East Asia with a condominium as collateral. This facility is subject to a current interest rate of 5.832% and interest rate adjusts every 6 months.

Full Art International Limited borrowed a hire purchase (car) loan from DBS Bank.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

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

•
Conversion. Each Bond is convertible at the option of the holder at any time after April 12, 2008 up to March 28, 2012, into shares of the Company’s common stock at an initial conversion price equal to the price per share at which shares are sold in the Company’s initial public offering of common stock on the NYSE Amex purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Amended and Restated Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

•
Mandatory Redemptions.  At any time after April 12, 2010, holders of the Bonds can require the Company to redeem the Bonds at 126.51% of the principal amount. The Company is required to redeem any outstanding Bonds at 150.87% of its principal amount on April 4, 2012.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

8.   CONVERTIBLE BONDS AND BOND WARRANTS (CONTINUED)

A.	$10,000,000 Variable Rate Convertible Bonds due in 2012 (Continued)

On April 12, 2007, the Company entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Warrants from the Company (the “Warrant Instrument”). The Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among the Company, The Bank of New York and The Bank of New York, London Branch dated April 12, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Warrants vested on April 12, 2007 and will terminate on April 12, 2010. The Bond Warrants are exercisable at a per share exercise price of $0.01. The Company has listed the Warrants on the NYSE Amex by April 12, 2008.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

8.   CONVERTIBLE BONDS AND BOND WARRANTS (CONTINUED)

A.	$10,000,000 Variable Rate Convertible Bonds due in 2012 (Continued)

On September 29, 2008, the Subscriber converted $2,000,000 into 571,428 shares at the conversion price of $3.50 per share.

Because of the fact that the $10,000,000 Variable Rate Convertible Bonds contain three separate securities and yet merged into one package, the bond security must identify its constituents and establish the individual value as determined by the Company as follows:

(1)	Bond Discount	$240,000
(2)	Warrants	$1,746,400
(3)	Beneficial Conversion Feature	$1,737,143

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

8.   CONVERTIBLE BONDS AND BOND WARRANTS (CONTINUED)

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

8.   CONVERTIBLE BONDS AND BOND WARRANTS (CONTINUED)

B.	$20,000,000 12% Convertible Bonds due in 2011 (Continued)

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

The Company agreed to list the shares of common stock underlying the Bonds and the Bond Warrants on the NYSE Amex, or any alternative stock exchange by the earlier of October 15, 2008 and the date on which a registration statement registering the shares of common stock underlying the Bonds and the Bond Warrants is first declared effective by the SEC. In addition, the Company agreed to register the shares of common stock underlying the Bonds and the Bond Warrants with the SEC on or prior to October 15, 2008 and will keep the registration effective until 30 days after the Bond Warrants terminate.  The Company completed the listing and registration of the shares of common stock underlying the Bonds and the Bond Warrants by October 15, 2008.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

8.   CONVERTIBLE BONDS AND BOND WARRANTS (CONTINUED)

B.	$20,000,000 12% Convertible Bonds due in 2011 (Continued)

Because of the fact that the $20,000,000 Convertible Bonds contain three separate securities and yet merged into one package, the bond security must identify its constituents and establish the individual value as determined by the Company as follows:

(1)	Bond Discount	$500,000
(2)	Warrants	$1,413,503
(3)	Beneficial Conversion Feature	$-

The above items A and B are to be amortized to interest expense over the term of the bonds by the effective interest method as disclosed in the table below.

The Convertible Bonds Payable, net consists of the following: -

	December 31, 2008	December 31, 2007

Convertible Bonds Payable	$28,000,000	$10,000,000
Less: Interest discount – Warrants	(3,159,903)	(4,036,170)
Less: Interest discount – Beneficial conversion feature	(1,737,143)	(4,342,857)
Less: Bond discount	(740,000)	(300,000)
Accretion of interest discount and accrual of interest payable	2,544,216	2,144,768

Net	$24,907,170	$3,465,741

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

9.	CONTRACT REVENUES EARNED

The contract revenues earned for the years ended December 31, 2008, 2007 and 2006 consist of the following: -

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Billed	$128,509,031	$60,241,592	$41,906,743
Unbilled	23,156,641	26,375,647	21,452,431

	$151,665,672	$86,617,239	$63,359,174

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

A single customer accounted for 37.7% of the Company’s contract revenues for the year ended December 31, 2008. No other customer accounts for 10% or more of the Company’s contract revenues in 2008.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

10.	INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the periods ended December 31, 2008, 2007, and 2006: -

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Income/(loss) before tax	(5,873,415)	12,032,328	6,149,768
Taxes at the applicable income tax rates	$19,629	$4,770,088	$2,464,436
Miscellaneous non taxable income and non-deductible expenses	(23,278)	(2,347,604)	(1,146,215)

Current income tax expense	$(3,649)	$2,422,484	$1,318,221

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Stated in US Dollars)

11.	COMMITMENTS AND CONTINGENCIES

A.               OPERATING LEASE COMMIMENTS

The Company leases certain administrative and production facilities from third parties.  Accordingly, for the years ended December 31, 2008, 2007, and 2006, the Company incurred rental expenses of $1,602,501, $437,750 and $385,386, respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the years ended December 31,
2009	1,733,480
2010	918,898
2011	809,666
2012 or after	1,303,699
$4,765,743

B.               PENDING LITIGATION

Pursuant to a Stock Purchase Agreement dated November 7, 2007, the previous shareholders of Techwell Engineering Limited (“Techwell”), Mr. Ng, Chi Sum and Miss Yam, Mei Ling Maria agreed to sell 100% of the shares in Techwell to the Company for approximately $11.7 million in cash and shares of common stock of the Company. Subsequent to the said acquisition, Mr. Ng and Miss Yam were employed by Techwell.

On January 14, 2009, the board of directors of Techwell passed a board resolution, to dismiss both Mr. Ng and Miss Yam with immediate effect and remove Mr. Ng from the board of Techwell (the “Resolution”).   On January 16, 2009, Mr. Ng and Miss Yam filed a lawsuit in the High Court of Hong Kong against the Company and its subsidiary, Full Art International Limited.  The lawsuit alleges that, inter alia, (i) the Company misrepresented to them the financial status of the Company and operations during the course the acquisition of Techwell was being negotiated; (ii) the Company failed to perform its obligations under a settlement agreement alleged to be agreed by the Company in January 2009; and (iii) the dismissal of Mr. Ng was unlawful and invalid.

On January 23, 2009 an ex-parte injunction order was granted to Mr. Ng, restraining the Company from implementing the Resolution, which was eventually dismissed with immediate effect on February 25, 2009 after a court session in the High Court of Hong Kong. Mr. Ng was also ordered to bear the costs of the various court proceedings in connection with the said injunction order. On March 27, 2009, Mr. Ng and Miss Yam filed a summons in the High Court of Hong Kong seeking a court order for leave to join the Company’s principal shareholder, KGE Group Limited, as a defendant of the said lawsuit.

The Company intends to vigorously defend this pending lawsuit; however, no assurance can be given that the lawsuit will be resolved in the Company’s favor.  Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management from its business.  If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations.

12.	RELATED PARTIES TRANSACTIONS

The amount due to shareholder at December 31 2008, 2007, and 2006 was $ 924,687, $1,334,856 and $ 1,735, respectively.

During the year ended December 31, 2008, the Company purchased construction materials amounting to $16.8 million from Guangdong Canbo Electrical Co., Ltd. (Canbo), a subsidiary of the Company’s major shareholder, KGE Group Limited. Canbo is a preferred supplier of the Company as it is able to procure materials at favorable price levels due to its purchased quantities. More important, application of certain of the Company’s patented technology is preferably routed through Canbo to prevent undesired distribution of this technology. The Company at times provides advance payment to Canbo in order to obtain a more favorable pricing. As of December 31, 2008, the Company’s advance to Canbo was $6.6 million. The Company has obtained trade facilities for purchases through Canbo.  As of December 31, 2008, the Company used $10.2 million such bank acceptance notes as reflected in the Company's current liabilities.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.