Form 10-Q
period 2009-03-31
China Architectural Engineering, Inc.
filed 2009-05-14
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 53,256,874 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 8, 2009.

CHINA ARCHITECTURAL ENGINEERING, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of China Architectural Engineering, Inc. as contained in its Annual Report for the fiscal year ended December 31, 2008 on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,799,412	$9,516,202
Restricted cash	6,131,162	7,451,388
Contract receivables, net	70,022,117	71,811,627
Costs and earnings in excess of billings	8,260,841	15,988,920
Job disbursements advances	2,201,114	2,252,241
Other receivables	12,067,079	18,614,928
Amount due from shareholders	1,028,122	-
Inventories	291,401	308,842
Deferred income taxes, current	-	3,264
Other current assets	927,221	1,659,307
Total current assets	109,728,469	127,606,719

Non-current assets
Plant and equipment, net	5,534,518	5,852,110
Intangible assets	92,982	50,720
Goodwill	7,995,896	7,995,896
Other non-current asset	31,157	32,137

TOTAL ASSETS	$123,383,022	$141,537,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$2,578,435	$-
Notes payable	3,072,466	10,193,088
Accounts payable	21,303,520	35,510,827
Billings over costs and estimated earnings	5,642,520	5,358,527
Amount due to shareholder	-	924,687
Other payables	4,945,111	7,364,816
Income tax payable	2,297,592	2,318,743
Business and other taxes payable	3,121,505	3,304,522
Other Accrual	3,852,615	1,794,879
Total current liabilities	46,813,764	66,770,089

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

	March 31, 2009	December 31, 2008
	(unaudited)
Non-current liabilities
Long term bank loans	$254,851	$328,285
Convertible bond payable, net	25,581,257	24,907,170

TOTAL LIABILITIES	$72,649,872	$92,005,544

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 and December 31, 2008; Common stock, $0.001 par value, 100,000,000 shares authorized, 53,256,874 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	$53,257	$53,257
Additional paid in capital	23,043,792	23,043,792
Statutory reserves	3,040,595	3,040,595
Accumulated other comprehensive income	5,700,933	5,443,432
Retained earnings	18,884,032	17,940,421
Total Company shareholders’ equity	50,722,609	49,521,497
Noncontrolling interests	10,541	10,541
Total shareholders’ equity	50,733,150	49,532,038
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$123,383,022	$141,537,582

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(STATED IN US DOLLARS)

	Three Months Ended March 31,
	2009	2008

Contract revenues earned	$36,343,064	$25,349,306

Cost of contract revenues earned	(28,162,233)	(16,903,754)

Gross profit	$8,180,831	$8,445,552

Selling, general and administrative expenses	(5,951,030)	(3,000,425)

Income from operations	$2,229,801	$5,445,127

Interest income	3,706	6,963
Interest expense	(1,311,733)	(334,137)
Other income	21,837	111,162

Income before taxation	$943,611	$5,229,115

Income tax	-	(47,367)

Net earnings	943,611	5,181,748

Loss attributable to noncontrolling interests	-	(8,030)

Net earnings attributable to the Company	$943,611	$5,173,718

Earnings per share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.09

Weighted average shares outstanding:
Basic	53,256,874	51,783,416
Diluted	53,256,874	55,489,023

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(STATED IN US DOLLARS)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$943,611	$5,173,718
Minority interest	-	8,030
Depreciation expense	252,852	150,407
Amortization expense on intangible assets	22,000	20,792
Amortization expense on warrants	-	71,154
Amortization expense on convertible bond	674,087	183,173
Gain on disposal of fixed assets	(11,450)	-
Deferred income taxes	3,264	-
Decrease in inventories	17,441	186,655
(Increase)/decrease in receivables	16,849,631	(12,071,529)
Decrease in other assets	980	109,511
Increase/(decrease) in payables	(14,489,451)	4,794,121
Net cash from/(used in) operating activities	$4,261,985	$(1,373,968)

Cash flows from investing activities
Purchases of assets	$(64,262)	$(427,210)
Proceeds from disposal of fixed assets	76,190	-
Decrease / (increase) in restricted cash	1,320,226	(66,324)
Net cash provided by/(used in) investing activities	$1,332,154	$(493,534)

Cash flows from financing activities
Proceeds from/(Repayment of) short-term loans	$(4,542,187)	$158,198
Proceeds from long-term loans	-	1,124,667
Repayment of long-term loans	(73,434)	-
Proceeds from/(Repayment of) shareholders	(1,952,809)	618,948
Net cash provided by/(used in) financing activities	$(6,568,430)	$1,901,813

Net increase/(decrease) in cash and cash equivalents	$(974,291)	$34,311
Effect of foreign currency translation on cash and cash equivalents	257,501	1,875,857

Cash and cash equivalents - beginning of period	9,516,202	4,040,168

Cash and cash equivalents - end of period	$8,799,412	$5,950,336

Other supplementary information:
Cash paid during the period for:
Interest paid	$120,000	$151,668
Income tax paid	$21,151	$82,265

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2009 TO MARCH 31, 2009
(STATED IN US DOLLARS)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Noncontrolling interests	Total

Balance, January 1, 2009	53,256,874	$53,257	$23,043,792	$3,040,595	$5,443,432	$17,940,421	$10,541	$49,532,038
Net income						943,611		943,611
Foreign currency translation adjustment					257,501			257,501
Total comprehensive income								1,201,112
Balance, March 31, 2009	53,256,874	$53,257	$23,043,792	$3,040,595	$5,700,933	$18,884,032	$10,541	$50,733,150

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Architectural Engineering, Inc. (the “Company”) formerly SRKP 1, Inc., was incorporated in the State of Delaware, United States on March 16, 2004. The Company’s common stock was initially listed for trading on the American Stock Exchange on September 28, 2007.  The Company transferred its listing to The NASDAQ Stock Market LLC on June 10, 2008.

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

The consolidated financial statements include the accounts of the Company and its 14 subsidiaries. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.

The Company owned the subsidiaries through its reverse-merger on October 17, 2006 and through direct investments or acquisitions after October 17, 2006.  As of March 31, 2009, detailed identities of the consolidating subsidiaries are as follows:

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

Name of Company	Place of Incorporation	Attributable Equity interest %
Full Art International Limited	Hong Kong	100
Zhuhai King Glass Engineering Co., Ltd.	PRC	100
Zhuhai King General Glass Engineering Technology Co., Ltd.	PRC	100
King General Engineering (HK) Limited	Hong Kong	100
KGE Building System Limited	Hong Kong	100
KGE Australia Pty Limited	Australia	55
Zhuhai Xiangzhou District Career Training School	PRC	72
Techwell Engineering Limited	Hong Kong	100
Techwell International Limited	Macau	100
Techwell Building System (Shenzhen) Co., Ltd.	PRC	100
CAE Building Systems, Inc.	USA	100
China Architectural Engineering (Shenzhen) Co., Ltd.	PRC	100
Techwell International (SEA) Pte Ltd.	Singapore	100
CAE Building Systems (Singapore) Pte Ltd	Singapore	100

(c)	Use of estimates

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

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
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
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

The calculation of diluted weighted average common shares outstanding for the periods ended March 31, 2009 and 2008 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted” basis when these shares are dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2009	2008
Net Income	$943,611	$5,173,718

Basic Weighted Average Shares Outstanding	53,256,874	51,783,416
Dilutive Shares:
- Addition to Common Stock from Conversion of Bonds	-	2,857,143
- Addition to Common Stock from Exercise of Warrants	-	848,464

Diluted Weighted Average Outstanding Shares:	53,256,874	55,489,023

Earnings Per Share
- Basic	$0.02	$0.10
- Diluted	$0.02	$0.09

(l)	Revenue and cost recognition

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

In respect of the Company’s subsidiaries domiciled and operated in different tax jurisdictions, the taxation of these entities can be summarized as follows:

•
Zhuhai King Glass Engineering Co., Limited (“Zhuhai KGE”) and Zhuhai King General Glass Engineering Technology Co., Limited (“Zhuhai KGGET”) are located in Zhuhai and were subject to the PRC corporation income tax rate of 18% in 2008 and 20% in 2009. In accordance to China’s Enterprise Income Tax Law (“EIT Law”) effective from January 1, 2008, the tax rate for these two subsidiaries will be gradually increased 25% in 2012. The Company anticipates that as a result of the EIT law, its income tax provision will increase, which could adversely affect Zhuhai KGE’s financial condition and results of operations.

•
China Architectural Engineering (Shenzhen) Co., Ltd. is located in Shenzhen and is subject to a 20% income tax rate that will be gradually increased to the uniform rate of 25% by 2012 as according to the new EIT law.

•	Full Art International Limited, King General Engineering (HK) Limited, and KGE Building System Limited are subject to a Hong Kong profits tax rate of 16.5%.

•
Techwell Engineering Limited is subject to a Hong Kong profits tax rate of 16.5%. Techwell International Limited is a Macau registered company and therefore is subject to Macau profits tax rate of 12%.  Techwell Building System (Shenzhen) Co. Limited is located in Shenzhen and is subject to PRC corporate income tax rate of 20% in 2009.

•      KGE Australia Pty Limited is subject to a corporate income tax rate of 30%.

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957.

•
The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in the PRC and Hong Kong.  Based on the consolidated net income for the year ended December 31, 2008, the Company shall be taxed at the 35% tax rate.

•	Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

(n)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $10,973 and $25,477 for the three-month periods ended March 31, 2009 and 2008, respectively.

(o)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $2,926 and $328,331 for the three-month periods ended March 31, 2009 and 2008, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

(q)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at March 31, 2009 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31, 2009	December 31, 2008	March 31, 2008
Period end RMB : US$ exchange rate	6.8349	6.8225	7.0222
Average quarterly RMB : US$ exchange rate	6.8360	6.9564	7.1757

	March 31, 2009	December 31, 2008	March 31, 2008
Period end HKD : US$ exchange rate	7.7506	7.7499	7.7827
Average quarterly HKD : US$ exchange rate	7.7542	7.7859	7.7954

	March 31, 2009	December 31, 2008	March 31, 2008
Period end AED : US$ exchange rate	3.6700	3.6731	3.6736
Average quarterly AED : US$ exchange rate	3.6700	3.6736	3.6733

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP No. FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends FASB Statement No. 141(R), Business Combinations, to address application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted FSP FAS No. 141(R)-1 upon issuance. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for the Company beginning April 1, 2009. This FSP will have no impact on the Company’s financial position, results of operations or cash flows.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

3.	CONTRACT RECEIVABLES

	March 31, 2009	December 31, 2008

Contract receivables	$75,237,818	$77,027,328
Less: Allowance for doubtful accounts	(5,215,701)	(5,215,701)

Net	$70,022,117	$71,811,627

Allowance for Doubtful Accounts	March 31, 2009	December 31, 2008

Beginning balance	$5,215,701	$215,701
Add: Allowance created	-	5,000,000

Ending balance	$5,215,701	$5,215,701

4.	INVENTORIES

	March 31, 2009	December 31, 2008
Raw materials at sites	$291,401	$308,842

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

5.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of:

	March 31, 2009	December 31, 2008
At cost
Motor vehicle	$1,566,794	$1,568,165
Machinery and equipment	2,390,766	3,221,028
Furniture, software and office equipment	2,340,465	2,443,382
Building	311,032	311,596
Leasehold improvement	2,399,769	2,198,367
	$9,008,826	$9,742,538

Less: Accumulated depreciation
Motor vehicle	$833,101	$774,977
Machinery and equipment	1,295,613	1,975,014
Furniture, software and office equipment	994,040	908,591
Building	27,993	24,538
Leasehold improvement	323,561	207,308
	$3,474,308	$3,890,428

	$5,534,518	$5,852,110

Depreciation expenses included in the selling and administrative expenses for periods ended March 31, 2009 and 2008 were $252,852 and $150,407, respectively.

6.	INTANGIBLE ASSETS

	March 31, 2009	December 31, 2008
At cost
Intangible Assets	$163,829	$99,567
Less: Accumulated amortization	70,847	48,847

	$92,982	$50,720

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

7.	LOANS

A.	SHORT-TERM BANK LOANS

	March 31, 2009	December 31, 2008

Bank of East Asia (China) Ltd., Apartment Mortgage, amount due within one year, at 5.184% per annum, subject to variation every 6 months, last installment due January 4, 2012	$43,307	$-
Automobile capital lease obligation (hire purchase), amount due within one year, last installment due November 9, 2012	77,155	-
ABN Amro Bank N.V. Bank Overdraft in Current Account	2,457,973	-

	$2,578,435	$-

B.	LONG-TERM BANK LOANS

	March 31, 2009	December 31, 2008

Bank of East Asia (China) Ltd., Apartment Mortgage, amount due after one year, at 5.184% per annum, subject to variation every 6 months, last installment due January 4, 2012	$87,683	$-
Automobile capital lease obligation (hire purchase),amount due after one year, last installment due November 9, 2012	167,168	186,474
	$254,851	$328,285

Zhuhai King Glass Engineering Co., Limited borrowed from Bank of East Asia with a condominium as collateral. This facility is subject to a current interest rate of 5.184% and interest rate adjusts every 6 months.

Full Art International Limited borrowed a hire purchase (car) loan from DBS Bank.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

8.	CONVERTIBLE BONDS AND BOND WARRANTS

(a)	$10,000,000 Variable Rate Convertible Bonds due in 2012

On April 12, 2007, the Company completed a financing transaction with ABN AMRO Bank N.V. (the“Subscriber”) issuing (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii)800,000 warrants to purchase an aggregate of 800,000 shares of the Company’s common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Warrants”).

On September 29, 2008, the Subscriber converted $2,000,000 into 571,428 shares at the conversion price of$3.50 per share. As of March 31, 2009, the face value of the bonds outstanding was $8,000,000.

Effective from April 12, 2009, the conversion price has been reset to $2.45, which is 70% of $3.50 as theaverage closing price of the Company’s shares for the period of 20 consecutive trading days immediatelyprior to April 12, 2009 was $0.94.

On November 8, 2008, the Subscriber exercised all the 800,000 warrants into 800,000 shares at the exerciseprice of $0.01 per share.

(b)	$20,000,000 12% Convertible Bonds due in 2011

On April 15, 2008, the Company completed a financing transaction with ABN AMRO Bank N.V., LondonBranch (“ABN AMRO”), CITIC Allco Investments Limited (together with ABN AMRO, the“Subscribers,” and each a “Subscriber”), and CITIC Capital Finance Limited issuing (i) $20,000,000 12% Convertible Bonds due in 2011 (the “Bonds”) and (ii) 300,000 warrants to purchase an aggregate of 300,000 shares of the Company’s common stock, subject to certain adjustments as set forth in the warrant instrument, that expire in 2013 (the “Bond Warrants”). The transaction was completed in accordance with a subscription agreement entered into by the Company, Subscribers, and CITIC Capital Finance Limited, dated April 2, 2008 (the “Subscription Agreement”).

The above items (a) and (b) are to be amortized to interest expense over the term of the bonds by the effective interest method as disclosed in the table below.

The Convertible Bonds Payable, net consists of the following:
	March 31, 2009	December 31, 2008

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,159,903)	(3,159,903)
Less: Interest discount – Beneficial conversion feature	(1,737,143)	(1,737,143)
Less: Bond discount	(740,000)	(740,000)
Accretion of interest discount	3,218,303	2,544,216

Net	$25,581,257	$24,907,170

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

9.	CONTRACT REVENUES EARNED

The contract revenues earned for the three-month periods ended March 31, 2009 and 2008 consist of thefollowing:

	March 31, 2009	March 31, 2008
Billed	$28,279,372	$6,794,149
Unbilled	8,063,692	18,555,157

	$36,343,064	$25,349,306

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

10.	INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the periods ended March 31, 2009 and 2008:

	March 31,
	2009	2008
Tax at the PRC, HK, Macau and Australia income tax rates	$-	$65,787
Effect of PRC government grants	-	(18,420)
Current income tax expense	$-	$47,367

11.	COMMITMENTS

(a)	Operating lease commitments

The Company leases certain administrative and production facilities from third parties.  Accordingly, forthe three-month periods ended March 31, 2009 and 2008, the Company incurred rental expenses of$829,465 and $294,114 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, asfollows:

For the 12 months ending March 31,
2010	1,482,133
2011	917,368
2012	808,197
2013 or after	1,301,333
$4,509,031

(b)	Pending Litigation

Pursuant to a Stock Purchase Agreement dated November 7, 2007, the previous shareholders of TechwellEngineering Limited (“Techwell”), Mr. Ng, Chi Sum and Miss Yam, Mei Ling Maria agreed to sell 100%of the shares in Techwell to the Company for approximately $11.7 million in cash and shares of common stock of the Company. Subsequent to the said acquisition, Mr. Ng and Miss Yam were employed by Techwell.

On January 14, 2009, the board of directors of Techwell passed a board resolution, to dismiss both Mr. Ngand Miss Yam with immediate effect and remove Mr. Ng from the board of Techwell (the“Resolution”).   On January 16, 2009, Mr. Ng and Miss Yam filed a lawsuit in the High Court of Hong Kong against the Company and its subsidiary, Full Art International Limited.  The lawsuit alleges that, inter alia, (i) the Company misrepresented to them the financial status of the Company and operations during the course the acquisition of Techwell was being negotiated; (ii) the Company failed to perform its obligations under a settlement agreement alleged to be agreed by the Company in January 2009; and (iii) the dismissal of Mr. Ng was unlawful and invalid.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

On January 23, 2009 an ex-parte injunction order was granted to Mr. Ng, restraining the Company fromimplementing the Resolution, which was eventually dismissed with immediate effect on February 25,2009 after a court session in the High Court of Hong Kong. Mr. Ng was also ordered to bear the costs of the various court proceedings in connection with the said injunction order. On March 27, 2009, Mr. Ng and Miss Yam filed a summons in the High Court of Hong Kong seeking a court order for leave to join the Company’s principal shareholder, KGE Group Limited, as a defendant of the said lawsuit, which was granted on April 9, 2009.  As a result, KGE Group Limited became one of the defendants of the lawsuit. On May 12, 2009, the Company filed a Defense and Counterclaim at the High Court of Hong Kong in response to a Statement of Claim served by Mr. Ng and Miss Yam on the Company on April 7, 2009.

The Company intends to vigorously defend this pending lawsuit; however, no assurance can be given thatthe lawsuit will be resolved in the Company’s favor.  Even if the Company successfully defends the lawsuit,the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management from its business.  If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations.

12.	RELATED PARTIES TRANSACTIONS

The current account balance with shareholders at March 31 2009 was receivables of $1,028,122, while at December 31, 2008 it was payable of $924,687.  The receivable balance was mainly rental payment on behalf of the shareholders, which the shareholders will reimburse the Company in the second quarter of 2009.

During the three months period ended March 31, 2009, the Company purchased construction materials amounting to $8.2 million from Guangdong Canbo Electrical Co., Ltd. (Canbo), a subsidiary of the Company’s major shareholder, KGE Group Limited. Canbo is a preferred supplier of the Company as it is able to procure materials at favorable price levels due to its purchased quantities. More important, application of certain of the Company’s patented technology is preferably routed through Canbo to prevent undesired distribution of this technology. The Company at times provides advance payment to Canbo in order to obtain a more favorable pricing. As of March 31, 2009, the Company’s advance to Canbo was $0.6 million.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended December 31, 2008.

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our dependence on government contracts and government sponsored contracts, general economic and business conditions, adverse capital and credit market conditions, our dependence on the steel and aluminum markets, increasing provisions for bad debt related to our accounts receivable, fluctuation and unpredictability of costs related to our products and services, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report or in the “Risk Factors” section of our 2008 annual report occur.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

Results of Operations

The following table sets forth statements of operations for the three months ended March 31, 2009 and 2008 in U.S. dollars (unaudited):

	Three Months Ended March 31,
	2009	2008

	(in thousands, except for share and per share amounts)

Contract revenues earned	$36,343	$25,349

Cost of contract revenues earned	(28,162)	(16,9034)

Gross profit	$8,181	$8,445

Selling, general and administrative expenses	(5,951)	(3,000)

Income from operations	$2,230	$5,445

Interest income	4	7

Interest expenses	(1,312)	(334)

Other income	22	111

Income before taxation	$944	$5,229

Income tax	-	(47)

Net earnings	944	5,182

Loss attributable to noncontrolling interests	-	(8)

Net earnings attributable to the Company	$944	$5,174

Earnings per share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.09

Weighted average shares outstanding:
Basic	53,256,874	51,783,416
Diluted	53,256,874	55,489,023

Three Months Ended March 31, 2009 and 2008

Contract revenues earned for the three months ended March 31, 2009 were $36.3 million, an increase of $11.0 million, or 43%, from the contract revenues earned of $25.3 million for the comparable period in 2008. The primary reason for the increase in contract revenues earned was due to the considerable progress of the international projects commenced in 2008, such as the Metro Red Line Project in Dubai.

Cost of contract revenues earned for the three months ended March 31, 2009 was $28.2 million, an increase of $11.3 million, or 67%, from $16.9 million for the comparable period in 2008. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The increase in costs of contract revenues earned was primarily due to increase in revenue in 2009, in addition to higher raw material, labor and administrative costs.

Gross profit for the three months ended March 31, 2009 was $8.2 million, a decrease of $0.2 million, or 2%, from $8.4 million for the comparable period of 2008. Our gross margin for the three months ended March 31, 2009 was 22.5% as compared with 33.2% for the three months ended March 31, 2008. The decrease in gross margin was primarily a result of higher raw material, labor and administrative costs in Dubai, as well as our domestic market of China.

Selling, general and administrative expenses were $6.0 million for the three months ended March 31, 2009, an increase of approximately $3.0 million, or 100%, from $3.0 million for the comparable period in 2008. The increase was due to our operational expansion, including the growth in staff, office rental and other costs associated with the expansion of our overseas operations since 2008.  Among the selling, general and administrative expenses, payroll and social securities was the single largest expenditure of the group, which accounted for approximately 50% of the expenses. Other major expenses included office administrative expenses 8% and rental expenses 15%.

Interest expenses and finance expenses were $1.3 million for the three months ended March 31, 2009, an increase of $1.0 million, from $0.3 million for the comparable period in 2008.  The increase was mainly due to our issuance of $20 million convertible bonds in April 2008.

Income tax expense was nil for the three months ended March 31, 2009 at an effective tax rate of 0%, compared with approximately $47,000 in taxes for the same period of 2008 at an effective tax rate of 0.9%. The primary reason for the decrease was due to zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during 2009.

Net earnings for the three months ended March 31, 2009 was $0.9 million, a decrease of $4.3 million, or 83%, from $5.2 million for the comparable period in 2008.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $8.8 million.

Prior to October 17, 2006, we financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers. On October 17, 2006, concurrently with the close of our Share Exchange, we received gross proceeds of $3.7 million in a private placement transaction.   After commissions and expenses, we received net proceeds of approximately $3.1 million.  In October 2007, we completed an initial public offering consisting of 847,550 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.0 million.

We have also financed our operations through the issuance of convertible bonds.  On April 12, 2007, we completed a financing transaction pursuant to which we issued the 2007 Bonds in the principal amount of $10 million. In September 2008, $2 million worth of bonds were converted into shares of common stock pursuant to which we issued 571,428 shares of common stock.  Effective from April 12, 2009, the conversion price was reset from $3.50 to $2.45 per share per the terms of the bonds based on the average trading price of our common stock.

On April 15, 2008, we completed a financing transaction pursuant to which we issued the 2008 Bonds in the principal amount of $20.0 million. The 2008 Bonds bear cash interest at the rate of 12% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year commencing October 15, 2008.  For the interest payment that was due on April 15, 2009, the bondholders agreed, subject to certain conditions being met, that we may defer an interest payment of $1.2 million of the 2008 bonds by two months.   The conditions of the deferment include that we do not make any repayment of any credit facility without our prior written consent from the bondholders.  We deferred the payment of the interest payment to increase our cash reserves to better fund our operations.  If the bondholders elect to require payment on June 15, 2009, we believe that we will have sufficient funds to make such payment, which would decrease our available cash to fund our operating activities and could have a negative effect on our results of operations.

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

Our subsidiary, Zhuhai King Glass Engineering Co., Limited, borrowed from Bank of East Asia with a condominium as collateral. This facility, which is due October 25, 2011, is subject to a current interest rate of 5.832% and interest rate adjusts every 6 months. The amount outstanding as of March 31, 2009 was $130,990.

Full Art International Limited incurred an automobile capital lease obligation due November 09, 2012 that had an outstanding amount of $244,324 as of March 31, 2009.

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

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among China Architectural Engineering, Inc., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin.  On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000.  As of March 31, 2009, we have utilized $11 million of the facility.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978).  On March 31, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Overdraft in Current Account up to RMB16,800,000.  ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued and Open Account Financing.  As of March 31, 2009, Zhuhai KGE utilized RMB21 million (US$3.1 million) of Bank Accepted Draft and RMB16.8 million (US$2.5 million) of Overdraft in Current Account.

We also lease certain administrative and production facilities from third parties. Accordingly, for the three months ended March 31, 2009 and 2008, we incurred rental expenses of $829,465 and $294,114, respectively.

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

We experienced revenue of $36.2 million for the three months ended March 31, 2009 compared to revenue of $25.3 million for the same period in 2008. Construction contract related receivables, including contract receivables and costs and earnings in excess of billings as of March 31, 2009 were $78.3 million, a decrease of $9.4 million over construction related receivables of $87.7 million as of December 31, 2008. The decrease in such receivables reflected our increased efforts on cash collection from main contractors or owners during the first quarter of 2009.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We are currently involved in six lawsuits in which we are suing other parties for overdue payments. The total amount involved is approximately $3.2 million.  We did not record additional provision for doubtful accounts in the three months ended March 31, 2009.  As of March 31, 2009, our provision for doubtful accounts was $5.2 million, which was 6.6% of our construction contract related receivables of $78.3 million. We believed our current reserve for doubtful accounts is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

At March 31, 2009, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.  We intend to expend a significant amount of capital to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective may be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Net cash from operating activities for the three months ended March 31, 2009 was approximately $4.3 million, as compared to net cash outflow of $1.4 million in the same period in 2008. The change is primarily due to our improvement in cash collection.

Net cash provided by investing activities was approximately $1.3 million for the three months ended March 31, 2009 compared to approximately $0.5 million used in investing activities for the three months ended March 31, 2008. The change was mainly a result of decrease in our restricted cash.

Net cash used in financing activities was $6.6 million for the three months ended March 31, 2009 compared to $1.9 million provided by the three months ended March 31, 2008. The decrease was primarily due to repayment of notes payable and short-term loans during 2009.

Contractual Obligations

The following table describes our contractual commitments and obligations as of March 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$4,509,031	$1,482,133	$1,725,565	$1,301,333	$-
Contingent Liabilities (1)	$22,243,907	$18,743,907	$3,500,000	$-	$-
Long-term debt (2)	$35,391,600	$-	$23,322,000	$12,069,600	$-
__________
(1)
Includes the $3,500,000 standby guarantee expiring May 2, 2010, $2,121,322 performance bond expiring on September 30, 2009 and $5,578,164 advanced payment bond expiring September 30, 2009, issued by ABN AMRO Bank N.V.  Also includes $1,831,411 performance bond expiring December 31, 2009, $5,494,234 advanced payment bond expiring August 6, 2009 and $3,718,776 advanced payment bond expiring September 30, 2009, issued by HSBC.

(2)
Includes the $8 million convertible bond which is required to be redeemed at 150.87% at maturity at April 4,   2012, which may be converted into our common stock after September 28, 2008, accordingly we may re-classify upon conversion. Also includes the $20 million convertible bond which is required to be redeemed at 116.61% at maturity at April 15, 2011, which may be converted into our common stocks after October 15, 2008, accordingly we may re-classify upon conversion.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K as of and for the year ended December 31, 2008.  Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report for the fiscal year ended December 31, 2008 on Form 10-K as filed with the SEC on March 31, 2009.

Recent Accounting Pronouncements

See Note 2(t) of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the fiscal year ended December 31, 2008 on Form 10-K as filed with the SEC on March 31, 2009.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures identified certain material weaknesses, as described below, that caused our controls and procedures to be ineffective.  Notwithstanding the existence of the material weaknesses described below, management has concluded that the interim consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods and dates presented.

These material weaknesses primarily related to one of our material operating subsidiaries, Techwell Engineering Limited. (“Techwell”).  On November 6, 2007, we acquired Techwell and its wholly owned subsidiaries, Techwell Building Systems (Shenzhen) Ltd. in China and Techwell International Ltd. in Macau.  At the time, Techwell was a privately-held company and its financial systems were not designed to facilitate the external financial reporting required of a publicly held company under the Sarbanes-Oxley Act of 2002.  In addition, Techwell’s accounting records were historically maintained using accounting principles generally accepted in the People's Republic of China, its personnel was not fully familiar with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis.  We identified the following material weaknesses:

1.
Techwell lacked the technical expertise and processes to ensure compliance with our policies and did not maintain adequate controls with respect to (a) timely updating engineering budget and analysis, (b) coordination and communication between Corporate Accounting and Engineering Staffs, and (c) timely review and analysis of corporate journals recorded in the consolidation process.

2.
Techwell did not maintain a sufficient complement of personnel with an appropriate knowledge and skill to comply with our specific engineering financial accounting and reporting requirements and low materiality thresholds.  This was evidenced by a number of documents missing or not matching with the records and contributed to the adjustment of financial results.  As evidenced by the significant number and magnitude of out-of-period adjustments identified from Techwell during the period-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant accounting estimates and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis.

3.
Techwell did not comply with our authorization policy. This was evidenced by a number of expenses incurred without appropriate authorization. This material weakness resulted in an unauthorized and significant increase of expenses, which significantly impacted our operating results.

Remediation of Material Weaknesses

We are in the process of developing and implementing remediation plans to address our material weaknesses.  One key change for us going forward will be the design and implementation of internal controls over the accounting and oversight of all subsidiaries, including enhanced accounting systems, processes, policies and procedures.  We have taken the following actions to address the material weaknesses and improve our internal controls over financial reporting:

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

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Remediation of Material Weaknesses.”

PART II-OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See Note 11(b) of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of our current legal proceedings.

ITEM 1A.       RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. Except as set forth below, there have been no material revisions to the “Risk Factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2008.

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

May 14, 2009	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board