Form 10-Q
period 2009-06-30
China Architectural Engineering, Inc.
filed 2009-08-17
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

There were 53,256,874 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 9, 2009.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

	June30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,042,335	$9,516,202
Restricted cash	6,134,090	7,451,388
Contract receivables, net	83,556,484	71,811,627
Costs and earnings in excess of billings	21,738,634	15,988,920
Job disbursements advances	106,488	2,252,241
Other receivables	13,599,219	18,614,928
Amount due from shareholders	1,468,319	-
Inventories	7,663,118	308,842
Deferred income taxes, current	66,214	3,264
Other current assets	408,397	1,659,307
Total current assets	141,783,298	127,606,719

Non-current assets
Plant and equipment, net	5,000,530	5,852,110
Intangible assets	525,782	50,720
Goodwill	7,995,896	7,995,896
Other non-current asset	-	32,137

TOTAL ASSETS	$155,305,506	$141,537,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$4,912,423	$-
Notes payable	-	10,193,088
Accounts payable	33,681,245	35,510,827
Billings over costs and estimated earnings	21,258,062	5,358,527
Amount due to shareholder	-	924,687
Other payables	6,879,704	7,364,816
Income tax payable	2,391,999	2,318,743
Business and other taxes payable	2,917,781	3,304,522
Other Accrual	3,639,745	1,794,879
Total current liabilities	75,680,959	66,770,089

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

	June 30, 2009	December 31, 2008
	(unaudited)
Non-current liabilities
Long term bank loans	$145,533	$328,285
Convertible bond payable, net	26,330,959	24,907,170

TOTAL LIABILITIES	$102,157,451	$92,005,544

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008; Common stock, $0.001 par value, 100,000,000 shares authorized, 53,256,874 shares issued and outstanding at June 30, 2009 and December 31, 2008	$53,257	$53,257
Additional paid in capital	23,043,792	23,043,792
Statutory reserves	3,227,923	3,040,595
Accumulated other comprehensive income	5,597,299	5,443,432
Retained earnings	21,240,374	17,940,421
Total Company shareholders’ equity	53,162,645	49,521,497
Noncontrolling interests	(14,590)	10,541
Total shareholders’ equity	53,148,055	49,532,038
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$155,305,506	$141,537,582

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(STATED IN US DOLLARS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Contract revenues earned	$30,598,974	$41,380,189	$66,942,038	$66,729,495
Cost of contract revenues earned	（20,647,144)	(28,038,332)	(48,809,377)	(44,942,086)

Gross profit	$9,951,830	$13,341,857	$18,132,661	$21,787,409

Selling, general and administrative expenses	(6,119,798)	(4,590,147)	(12,070,828)	(7,590,572)

Income from operations	$3,832,032	$8,751,710	$6,061,833	$14,196,837

Interest income	46,259	35,242	49,965	42,205
Interest expense	(1,471,835)	(1,197,889)	(2,783,568)	(1,532,026)
Other income	138,619	39,440	160,456	150,602

Income before taxation	$2,545,075	$7,628,503	$3,488,686	$12,857,618

Income tax	-	(69,613)	-	(116,980)

Net Earnings	$2,545,075	$7,558,890	$3,488,686	$12,740,638

Net (earnings)/loss attributable to noncontrolling interests	(1,405)	18,893	(1,405)	10,863

Net earnings attributable to the Company	$2,543,670	$7,577,783	$3,487,281	$12,751,501

Earnings per share:
Basic	$0.05	$0.15	$0.07	$0.25
Diluted	$0.05	$0.14	$0.07	$0.23

Weighted average shares outstanding:
Basic	53,256,874	51,812,477	53,256,874	51,832,946
Diluted	53,256,874	55,549,949	53,256,874	55,550,770

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(STATED IN US DOLLARS)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$3,487,281	$12,751,501
Non-controlling interest	(25,131)	(10,863)
Depreciation expense	464,417	332,985
Amortization expense on intangible assets	34,430	65,256
Amortization expense on convertible bond	1,423,789	615,061
Loss on disposal of fixed assets	200,599	10,383
Deferred income taxes	(62,950)	(2,383)
(Increase)/decrease in inventories	(7,354,276)	149,302
Increase in receivables	(11,744,857)	(27,306,892)
Decrease in other assets	1,194,339	525,994
Increase in payables	15,116,222	4,969,232
Net cash from/(used in) operating activities	$2,733,863	$(7,900,424)

Cash flows from investing activities
Purchases of assets	$(122,412)	$(906,885)
Purchase of intangible assets	(509,492)	-
Proceeds from disposal of fixed assets	342,095	-
Decrease in restricted cash	1,317,298	498,208
Net cash provided by/(used in) investing activities	$1,027,489	$(408,677)

Cash flows from financing activities
Repayment of short-term loans	$(5,280,665)	$(1,423,160)
Proceeds from long-term loans		1,444,502
Repayment of long-term loans	(182,752)	(48,944)
Repayment of amount due to shareholders	(924,687)	(14,865)
Issuance of convertible bond and warrants	-	19,500,000
Net cash provided by/(used in) financing activities	$(6,388,104)	$19,457,533

Net increase/(decrease) in cash and cash equivalents	$(2,626,752)	$11,148,432
Effect of foreign currency translation on cash and cash equivalents	152,885	2,575,212

Cash and cash equivalents - beginning of period	9,516,202	4,040,168

Cash and cash equivalents - end of period	$7,042,335	$17,763,812

Other supplementary information:
Cash paid during the period for:
Interest paid	$255,812	$477,153
Income tax paid	$21,151	$162,895

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2009 TO JUNE 30, 2009
(STATED IN US DOLLARS)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Noncontrolling interests	Total

Balance, January 1, 2009	53,256,874	$53,257	$23,043,792	$3,040,595	$5,443,432	$17,940,421	$10,541	$49,532,038
Net income						3,487,281		3,487,281
Appropriations of retained earnings				187,328		(187,328)		-
Foreign currency translation adjustment					153,867			153,867
Non-controlling interests							(25,131)	(25,131)
Total comprehensive income								3,616,017
Balance, June 30, 2009	53,256,874	$53,257	$23,043,792	$3,227,923	$5,597,299	$21,240,374	$(14,590)	$53,148,055

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
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

The consolidated financial statements include the accounts of the Company and its 14 subsidiaries. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as noncontrolling interests.

The Company owned the subsidiaries through its reverse-merger on October 17, 2006 and through direct investments or acquisitions after October 17, 2006.  As of June 30, 2009, detailed identities of the consolidating subsidiaries are as follows:

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

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

The calculation of diluted weighted average common shares outstanding for the periods ended June 30, 2009 and 2008 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted” basis when these shares are dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$2,543,670	$7,577,783	$3,487,281	$12,751,501
Add: Interest expenses less income taxes	-	276,774	-	487,688
Adjusted income	2,543,670	7,854,557	3,487,281	13,239,189
Basic Weighted Average Shares Outstanding	53,256,874	51,812,477	53,256,874	51,832,946
Dilutive Shares:
- Addition to Common Stock from Conversion of Bonds	-	2,857,143	-	2,857,143
- Addition to Common Stock from Exercise of Warrants	-	880,329	-	860,681
Diluted Weighted Average Outstanding Shares:	53,256,874	55,549,949	53,256,874	55,550,770

Earnings Per Share
- Basic	$0.05	$0.15	$0.07	$0.25
- Diluted	$0.05	$0.14	$0.07	$0.23

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
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
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
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

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $59 and $58,153 for the three-month periods ended and $11,032 and $83,630 for the six-month periods ended June 30, 2009 and 2008, respectively.

(o)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $nil and 361,164 for the three-month periods ended and $2,926 and $689,495 for the six-month periods ended June 30, 2009 and 2008, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

(q)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at June 30, 2009 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

	June 30, 2009	December 31, 2008	June 30, 2008
Period end RMB : US$ exchange rate	6.8309	6.8225	6.8591
Average quarterly RMB : US$ exchange rate	6.8296	6.9564	6.9575

	June 30, 2009	December 31, 2008	June 30, 2008
Period end HKD : US$ exchange rate	7.7501	7.7499	7.7970
Average quarterly HKD : US$ exchange rate	7.7508	7.7859	7.7939

	June 30, 2009	December 31, 2008	June 30, 2008
Period end AED : US$ exchange rate	3.6700	3.6731	3.6732
Average quarterly AED : US$ exchange rate	3.6700	3.6736	3.6734

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and the Company has adopted the pronouncement in this quarter. The Company evaluated ITS subsequent events up to the date of the issuance of this Form 10-Q.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

3.	CONTRACT RECEIVABLES

	June 30, 2009	December 31, 2008

Contract receivables	$89,105,076	$77,027,328
Less: Allowance for doubtful accounts	(5,548,592)	(5,215,701)

Net	$83,556,484	$71,811,627

Allowance for Doubtful Accounts	June 30, 2009	December 31, 2008

Beginning balance	$5,215,701	$215,701
Add: Allowance created	332,891	5,000,000

Ending balance	$5,548,592	$5,215,701

4.	INVENTORIES

	June 30, 2009	December 31, 2008
Raw materials at sites	291,587	308,842
Finished goods	7,371,531	-
	$7,663,118	$308,842

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

5.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of:

	June 30, 2009	December 31, 2008
At cost
Motor vehicle	$1,480,629	$1,568,165
Machinery and equipment	2,383,946	3,221,028
Furniture, software and office
equipment	2,295,285	2,443,382
Building	-	311,596
Leasehold improvement	2,368,116	2,198,367
	$8,527,976	$9,742,538

Less: Accumulated depreciation
Motor vehicle	$809,152	$774,977
Machinery and equipment	1,331,720	1,975,014
Furniture, software and office
equipment	1,068,455	908,591
Building	-	24,538
Leasehold improvement	318,119	207,308
	$3,527,446	$3,890,428

	$5,000,530	$5,852,110

Depreciation expenses included in the selling and administrative expenses for six months periods ended June 30, 2009 and 2008 were $464,417 and $332,985, respectively.

6.	INTANGIBLE ASSETS

	June 30, 2009	December 31, 2008
At cost
Intangible Assets	$609,059	$99,567
Less: Accumulated amortization	83,277	48,847

	$525,782	$50,720

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

7.	LOANS

A.	SHORT-TERM BANK LOANS

	June 30, 2009	December 31, 2008

ABN Amro Bank N.V. Bank Overdraft in Current Account	4,912,423	-

	$4,912,423	$-

B.	LONG-TERM BANK LOANS

	June 30, 2009	December 31, 2008

Bank of East Asia (China) Ltd., Apartment Mortgage, amount due after one year, at 5.184% per annum, subject to variation every 6 months, last installment due January 4, 2012	$-	$141,811
Automobile capital lease obligation (hire purchase),amount due after one year, last installment due November 9, 2012	145,533	186,474
	$145,533	$328,285

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

Effective from April 12, 2009, the conversion price has been reset to $2.45, which is 70% of $3.50 as the average closing price of the Company’s shares for the period of 20 consecutive trading days immediately prior to April 12, 2009 was $0.94.

On November 8, 2008, the Subscriber exercised all the 800,000 warrants into 800,000 shares at the exercise price of $0.01 per share.

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

The Convertible Bonds Payable, net consists of the following:

	June 30, 2009	December 31, 2008

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,159,903)	(3,159,903)
Less: Interest discount – Beneficial conversion feature	(1,737,143)	(1,737,143)
Less: Bond discount	(740,000)	(740,000)
Accretion of interest discount	3,968,005	2,544,216

Net	$26,330,959	$24,907,170

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

9.	CONTRACT REVENUES EARNED

The contract revenues earned for the six-month periods ended June 30, 2009 and 2008 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Billed	$15,123,255	$40,460,581	$43,402,627	$47,254,730
Unbilled	15,475,719	919,608	25,826,873	19,474,765

	$30,598,974	$41,380,189	$66,942,038	$66,729,495

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

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Taxes at the applicable income tax rates	$-	$69,613	$-	$135,400

Effect of PRC government grants	-	-	-	(18,420)

Current income tax expense	$-	$69,613	$-	$116,980

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

11.	COMMITMENTS

(a) Operating lease commitments

The Company leases certain administrative and production facilities from third parties.  Accordingly, for the six-month periods ended June 30, 2009 and 2008, the Company incurred rental expenses of $1,601,962 and $856,780 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows:

For the 12 months ending June 30,
2010	1,389,094
2011	779,542
2012	808,197
2013 or after	1,117,930
$4,094,763

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

12.	RELATED PARTIES TRANSACTIONS

The current account balance with shareholders at June 30 2009 was receivables of $1,468,319 while at December 31, 2008 it was payable of $924,687.

During the six months period ended June 30, 2009, the Company purchased construction materials amounting to $11.0 million from Guangdong Canbo Electrical Co., Ltd. (Canbo), a subsidiary of the Company’s major shareholder, KGE Group Limited. Canbo is a preferred supplier of the Company as it is able to procure materials at favorable price levels due to its purchased quantities. More important, application of certain of the Company’s patented technology is preferably routed through Canbo to prevent undesired distribution of this technology. The Company at times provides advance payment to Canbo in order to obtain a more favorable pricing. As of June 30, 2009, the Company’s advance to Canbo was $0.9 million.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

13.	SUBSEQUENT EVENTS

Nine Dragons Framework Agreement and Letter of Intent for Land Transfer

In June 2009, the Company entered into a Framework Agreement of Investment on Marine Park and Holiday Resorts Project (the “Framework Agreement”) with Shanghai Nine Dragon Co. Ltd (“Nine Dragon”) to undertake the projects at the Nine Dragon Holiday Resort that has been under development in the Yangtze River Delta in China.  Pursuant to the terms of the Framework Agreement, the projects include, but are not limited to, the construction of a marine park, botanical garden, and other buildings.  According to the Framework Agreement, various portions of the overall project are scheduled to commence in the second half of 2009, and projected completion dates for various portions of the project range from 2011 to 2013.  The Company and Nine Dragons agree to sign separate terms and conditions for each sub-project, including investment, the size of the construction, and the operation procedures.  Further to the Framework Agreement, in August 2009, the Company signed a Letter of Intent of Land Transfer ("LOI") to purchase land from Zhejiang Nine Dragon Co., a subsidiary of Nine Dragon.  The property that is subject to the LOI is a planned construction area of approximately 1.6 million square feet, and, according to the LOI, the purchase price will be equal to approximately US$34 per square foot, for a total purchase price of approximately US$55 million.  Pursuant to the terms of the LOI, the parties will sign a definitive agreement and the transaction is intended to close within six months after signing the definitive contract. According to the LOI, the purchased land is expected to be constructed into a mixed-used complex, which will include a residential complex.  Pursuant to the LOI, it is expected for construction to occur in 2010 and completion to occur in 2011.

Securities Purchase Agreement

On August 6, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with KGE Group, Limited (“KGE Group”) and certain investors pursuant to which the Company agreed to sell an aggregate of 17,000,000 shares (the “Shares”) of its common stock to the investors for $1.65 per share for aggregate gross proceeds of approximately $28 million.

Pursuant to the Purchase Agreement, the Company intends to sell and issue the Shares to the investors on or around September 30, 2009, provided that approval from the stockholders of the Company is obtained prior to the sale and issuance of the Shares.   Under the Purchase Agreement, the Company is required to seek, and use its best efforts to obtain stockholders approval of the sale and issuance of the Shares.  The Company intends to seek stockholder approval for the sale and issuance of the Shares at a special meeting of stockholders.  If stockholder approval is not obtained for the sale and issuance of the Shares, the Shares will not be sold to the investors.  Pursuant to the Purchase Agreement, after the sale of the Shares to the investors, the Company must maintain a substantial majority of the proceeds from the offering as a cash reserve to fund the Shanghai Nine Dragons Project until such project has reached at least 80% of completion as determined by the Company and Nine Dragon (Shanghai) Co. Ltd.

According to the Purchase Agreement, if as reported in the Company's financial statements at the end of any fiscal quarter, the Company’s net assets (excluding normal depreciation) do not at least equal the value of the Company’s net assets (excluding normal depreciation) on June 30, 2009, less $2,500,000 (the "Net Assets Threshold"), KGE Group agreed to pay to the Company an amount equal to the difference between the Net Assets Threshold and the net assets (excluding normal depreciation) as reported for the period in question (the "Net Assets Loss") in cash within six months after the end of the period in which the Net Assets Loss occurred.  The provision expires on the earlier of (i) three years from the date of the Purchase Agreement or (ii) the investors no longer holder at least 50% of the Shares sold pursuant to the Purchase Agreement at the end of any fiscal quarter of the Company.

This quarterly report is not an offer of securities for sale. Any securities sold in the private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States unless registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

Waiver of Conversion Price Adjustment on Convertible Bonds

On August 6, 2009, the Company and the holders of the Company’s outstanding Variable Rate Convertible Bonds due 2012 (the “2007 Bonds”), 12% Convertible Bonds due 2011 (the “2008 Bonds,” and collectively with the 2007 Bonds, the “Bonds”) and warrants to purchase 300,000 shares of common stock of the Company expiring 2013 (the “2008 Warrants”) entered into an Amendment and Waiver Agreement (the “Waiver”).  Pursuant to Waiver, the bondholders and warrantholder agreed to waive their right to a reduction in the conversion price of the Bonds and exercise price of the 2008 Warrants due to the Company’s proposed sale of the shares pursuant to the Purchase Agreement at a price per share less than the current conversion prices of the Bonds and exercise price of the 2008 Warrants.  The holders of the 2008 Bonds also agreed that no default shall occur under Condition 12(A)(xiv) of the trust deed governing the 2008 Bonds relating to the requirement that KGE Group own at least 45% of the Company’s common stock.

Pursuant to the Waiver, the Company agreed to use a portion of the net proceeds of the sale of the Shares to the investors to pay (i) the interest payments of the Bonds that are outstanding and due for payment in accordance with the terms of the trust deeds governing the Bonds, and (ii) all amounts owed to ABN AMRO Band (China) Co. Ltd., Shenzhen Branch or any other ABN AMRO Bank N.V. affiliate in connection with the Bank Overdraft Facility and any outstanding interest on the facility as the date of payment (collectively, the “Agreed Bondholders Payments”).  Such payments must be made no later than the earlier of (i) seven business days after the sale of the Shares and (ii) three months from the date of the Waiver.  Remaining net proceeds shall be used to fund the operations of the Company. Until the Agreed Bondholders Payments of are made by the Company after the sale of the Shares, the Company agreed that it will not use proceeds from the proposed sale of shares to repay or prepay any debt prior to its currently scheduled due date without consent of the bondholders.

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

Recent Events

Most sectors in the global economy, have been suffering through a financial slow down and recession, particularly the construction industry.  During 2009, we have experienced a decrease in the project turnover and an increase in costs and delays in customer payments.  As a result, our results of operations have suffered.

We decided to terminate our work on the project in Singapore and stop the guarantee related to the project.  Our management reviewed and created updated forecasts for the project and concluded that there will be major differences between the design concept as originally contemplated and the final site structures. As a result, we decided to terminate our work on the project since we did not receive approval for our improvement proposal.  Management has decided to refocus our resources to the projects in the mainland China.  We entered into a Framework Agreement of Investment on Marine Park and Holiday Resorts Project (the “Framework Agreement”) with Shanghai Nine Dragon Co. Ltd (“Nine Dragon”) to undertake the projects at the Nine Dragon Holiday Resort that has been under development in the Yangtze River Delta in China.  Pursuant to the terms of the Framework Agreement, the projects include, but are not limited to, the construction of a marine park, botanical garden, and other buildings.  According to the Framework Agreement, various portions of the overall project are scheduled to commence in the second half of 2009, and projected completion dates for various portions of the project range from 2011 to 2013.  We agreed to sign an agreement with Nine Dragons that contained separate terms and conditions for each sub-project, including investment, the size of the construction, and the operation procedures.  Further to the Framework Agreement, in August 2009, we signed a Letter of Intent of Land Transfer ("LOI") to purchase land from Zhejiang Nine Dragon Co., a subsidiary of Nine Dragon.  The property that is subject to the LOI is a planned construction area of approximately 1.6 million square feet, and, according to the LOI, the purchase price will be equal to approximately US$34 per square foot, for a total purchase price of approximately US$55 million.  Pursuant to the terms of the LOI, the parties will sign a definitive agreement and the transaction is intended to close within six months after signing the definitive contract. According to the LOI, the purchased land is expected to be constructed into a mixed-used complex, which will include a residential complex.  Pursuant to the LOI, it is expected for construction to occur in 2010 and completion to occur in 2011.

On August 6, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with KGE Group, Limited (“KGE Group”) and certain investors pursuant to which we agreed to sell an aggregate of 17,000,000 shares (the “Shares”) of our common stock to the investors for $1.65 per share for aggregate gross proceeds of approximately $28 million. Pursuant to the Purchase Agreement, we intend to sell and issue the Shares to the investors on or around September 30, 2009, provided that approval from the our stockholders is obtained prior to the sale and issuance of the Shares. Under the Purchase Agreement, we are required to seek, and use our best efforts to obtain stockholders approval of the sale and issuance of the Shares. We intend to seek stockholder approval for the sale and issuance of the Shares at a special meeting of stockholders. If stockholder approval is not obtained for the sale and issuance of the Shares, the Shares will not be sold to the investors.   Pursuant to the Purchase Agreement, after the sale of the Shares to the investors, we must maintain a substantial majority of the proceeds from the offering as a cash reserve to fund the Shanghai Nine Dragons Project until such project has reached at least 80% of completion as determined by us and Nine Dragon (Shanghai) Co. Ltd. According to the Purchase Agreement, if as reported in our financial statements at the end of any fiscal quarter, our net assets (excluding normal depreciation) do not at least equal the value of our net assets (excluding normal depreciation) on June 30, 2009, less $2,500,000 (the "Net Assets Threshold"), KGE Group agreed to pay to us an amount equal to the difference between the Net Assets Threshold and the net assets (excluding normal depreciation) as reported for the period in question (the "Net Assets Loss") in cash within six months after the end of the period in which the Net Assets Loss occurred. The provision expires on the earlier of (i) three years from the date of the Purchase Agreement or (ii) the investors no longer holder at least 50% of the Shares sold pursuant to the Purchase Agreement at the end of any fiscal quarter of our company.

On August 6, 2009, and in connection with the Purchase Agreement, we and the holders of our outstanding Bonds and warrants to purchase 300,000 shares of our common stock expiring 2013 (the “2008 Warrants”) entered into an Amendment and Waiver Agreement (the “Waiver”). Pursuant to Waiver, the bondholders and warrantholder agreed to waive their right to a reduction in the conversion price of the Bonds and exercise price of the 2008 Warrants due to our proposed sale of the shares pursuant to the Purchase Agreement at a price per share less than the current conversion prices of the Bonds and exercise price of the 2008 Warrants. The holders of the 2008 Bonds also agreed that no default shall occur under Condition 12(A)(xiv) of the trust deed governing the 2008 Bonds relating to the requirement that KGE Group own at least 45% of our issued and outstanding common stock. Pursuant to the Waiver, we agreed to use a portion of the net proceeds of the sale of the Shares to the investors to pay (i) the interest payments of the Bonds that are outstanding and due for payment in accordance with the terms of the trust deeds governing the Bonds, and (ii) all amounts owed to ABN AMRO Band (China) Co. Ltd., Shenzhen Branch or any other ABN AMRO Bank N.V. affiliate in connection with the Bank Overdraft Facility and any outstanding interest on the facility as the date of payment (collectively, the “Agreed Bondholders Payments”). Such payments must be made no later than the earlier of (i) seven business days after the sale of the Shares and (ii) three months from the date of the Waiver. Remaining net proceeds shall be used to fund our operations. Until the Agreed Bondholders Payments of are made by us after the sale of the Shares, we agreed that we will not use proceeds from the proposed sale of shares to repay or prepay any debt prior to our currently scheduled due date without consent of the bondholders.

Results of Operations

The following table sets forth statements of operations for the three and six months ended June 30, 2009 and 2008 in U.S. dollars (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(in thousands, except for share and per share amounts)

Contract revenues earned	$30,599	$41,380	$66,972	$66,729

Cost of contract revenues earned	20,647	28,038	48,809	44,942

Gross profit	$9,952	$13,342	$18,133	$21,787

Selling, general and administrative expenses	6,120	4,590	12,071	7,591

Income from operations	$3,832	$8,752	$6,062	$14,197

Interest income	46	35	50	42

Interest expenses	(1,472)	(1,198)	(2,784)	(1,532)

Other income	139	39	160	151

Income before taxes	$2,545	$7,629	$3,489	$12,858

Income tax	-	70	-	117

Net Earnings	$2,545	$7,559	$3,489	$12,741

Net (earnings)/loss attributable to noncontrolling interests	(1)	19	(2)	11

Net earnings attributable to the Company	2,544	7,578	3,487	12,752

Earnings per share:
Basic	$0.05	$0.15	$0.07	$0.25
Diluted	$0.05	$0.14	$0.07	$0.23

Weighted average shares outstanding:
Basic	53,256,874	51,812,477	53,256,874	51,832,946
Diluted	53,256,874	55,549,949	53,256,874	55,550,770

Three Months Ended June 30, 2009 and 2008

Contract revenues earned for the three months ended June 30, 2009 were $30.6 million, a decrease of $10.8 million, or 26%, from the contract revenues earned of $41.4 million for the comparable period in 2008. The primary reason for the decrease in contract revenues earned was due to a reduction of projects by developers and their postponement of project commencement dates.

Cost of contract revenues earned for the three months ended June 30, 2009 was $20.6 million, a decrease of $7.4 million, or 26%, from $28.0 million for the comparable period in 2008. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The decrease in costs of contract revenues earned was primarily due to decrease in revenue during the three months ended June 30, 2009.

Gross profit for the three months ended June 30, 2009 was $10.0 million, a decrease of $3.3 million, or 25%, from $13.3 million for the comparable period of 2008. Our gross margin for the three months ended June 30, 2009 was 32.7% as compared with 32.2% for the three months ended June 30, 2008. The slight increase in gross margin was primarily a result of a series of costs cutting and control measures.

Selling, general and administrative expenses were $6.1 million for the three months ended June 30, 2009, an increase of approximately $1.5 million, or 33%, from $4.6 million for the comparable period in 2008. The increase was due to our operational expansion, including the growth in staff, office rental and other costs associated with the expansion of our overseas operations since 2008.  Among the selling, general and administrative expenses, payroll and social securities was the single largest expenditure of the group, which accounted for approximately 50% of the expenses. Other major expenses included office administrative expenses and rental expenses.

Interest expenses and finance expenses were $1.5 million for the three months ended June 30, 2009, an increase of $0.3 million, from $1.2 million for the comparable period in 2008.  The increase was mainly due to the use of short term bank loan in financing of our purchase of materials.

Income tax expense was nil for the three months ended June 30, 2009 at an effective tax rate of 0%, compared with approximately $70,000 in taxes for the same period of 2008 at an effective tax rate of 0.9%. The primary reason for the decrease was due to zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during 2009.

Net income for the three months ended June 30, 2009 was $2.5 million, a decrease of $5.1 million, or 67%, from $7.6 million for the comparable period in 2008.

Six Months Ended June 30, 2009 and 2008

Contract revenues earned for the six months ended June 30, 2009 were $66.9 million, a slight increase of $0.2 million, or 0.003%, from the contract revenues earned of $66.7 million for the comparable period in 2008.

Cost of contract revenues earned for the six months ended June 30, 2009 was $48.8 million, an increase of $3.9 million, or 8.7%, from $44.9 million for the comparable period in 2008.  The increase in costs of contract revenues earned was primarily due to higher raw material, labor and administrative costs.

Gross profit for the six months ended June 30, 2009 was $18.1 million, a decrease of $3.7 million, or 17%, from $21.8 million for the comparable period of 2008. Our gross margin for the six months ended June 30, 2009 was 27.1% as compared with 32.2% for the six months ended June 30, 2008. The decrease in gross margin was primarily a result of higher raw material, labor and administrative costs in Dubai, as well as our domestic market of China.

Selling, general and administrative expenses were $12.1million for the six months ended June 30, 2009, an increase of approximately $4.5million, or 59.2%, from $7.6 million for the comparable period in 2008. The increase was due to our operational expansion, including the growth in staff, office rental and other costs associated with the expansion of our overseas operations since 2008.  Among the selling, general and administrative expenses, payroll and social securities was the single largest expenditure of the group, which accounted for approximately 50% of the expenses. Other major expenses included office administrative expenses and rental expenses.

Interest expenses and finance expenses were $2.8 million for the six months ended June 30, 2009, an increase of $1.3 million, from $1.5 million for the comparable period in 2008.  The increase was mainly due to the issuance of $20 million convertible bonds in April 2008.

Income tax expense was nil for the six months ended June 30, 2009 at an effective tax rate of 0%, compared with approximately $117,000 in taxes for the same period of 2008 at an effective tax rate of 0.9%. The primary reason for the decrease was due to zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during 2009.

Net income for the six months ended June 30, 2009 was $3.5 million, a decrease of $9.3 million, or 73%, from $12.8 million for the comparable period in 2008.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $7.0 million.

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

On April 15, 2008, we completed a financing transaction pursuant to which we issued the 2008 Bonds in the principal amount of $20.0 million. The 2008 Bonds bear cash interest at the rate of 12% per annum. According to the terms of the Bonds, interest was payable semi-annually in arrears on April 15 and October 15 of each year commencing October 15, 2008.  For the interest payment that was due on April 15, 2009, the bondholders agreed, subject to certain conditions being met, that we may defer an interest payment of $1.2 million of the 2008 bonds. As indicated above, we and the holders of our outstanding Bonds and the 2008 Warrants entered into an Amendment and Waiver Agreement (the “Waiver”) pursuant to which the bondholders and warrantholder agreed to waive their right to a reduction in the conversion price of the Bonds and exercise price of the 2008 Warrants due to our proposed sale of the shares pursuant to the Purchase Agreement at a price per share less than the current conversion prices of the Bonds and exercise price of the 2008 Warrants. Pursuant to the Waiver, we agreed to use a portion of the net proceeds of the sale of the Shares to the investors to pay (i) the interest payments of the Bonds that are outstanding and due for payment in accordance with the terms of the trust deeds governing the Bonds, and (ii) all amounts owed to ABN AMRO Band (China) Co. Ltd., Shenzhen Branch or any other ABN AMRO Bank N.V. affiliate in connection with the Bank Overdraft Facility and any outstanding interest on the facility as the date of payment (collectively, the “Agreed Bondholders Payments”). Such payments must be made no later than the earlier of (i) seven business days after the sale of the Shares and (ii) three months from the date of the Waiver. Remaining net proceeds shall be used to fund our operations. Until the Agreed Bondholders Payments of are made by us after the sale of the Shares, we agreed that we will not use proceeds from the proposed sale of shares to repay or prepay any debt prior to our currently scheduled due date without consent of the bondholders.

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

Our subsidiary, Zhuhai King Glass Engineering Co., Limited, borrowed from Bank of East Asia with a condominium as collateral. This facility, which is due October 25, 2011, is subject to a current interest rate of5.832% and interest rate adjusts every 6 months. The amount outstanding as of June 30, 2009 was $nil as fully repaid in May 2009.

Full Art International Limited incurred an automobile capital lease obligation due November 09, 2012 that had an outstanding amount of $145,533 as of June 30, 2009.

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

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among China Architectural Engineering, Inc., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin.  On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000.  As of June 30, 2009, we have utilized $12 million of the facility.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978).  On June 30, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Overdraft in Current Account up to RMB16,800,000.  ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued and Open Account Financing.  As of June 30, 2009, Zhuhai KGE utilized RMB nil (US$ nil) of Bank Accepted Draft and RMB 33.6 million (US$4.9 million) of Open Account Financing and Overdraft in Current Account.

We also lease certain administrative and production facilities from third parties. Accordingly, for the six months ended June 30, 2009 and 2008, we incurred rental expenses of $1,601,962 and $856,780, respectively.

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

We experienced revenue of $66.9 million for the six months ended June 30, 2009 compared to revenue of $66.7 million for the same period in 2008. Construction contract related receivables, including contract receivables and costs and earnings in excess of billings as of June 30, 2009 were $105.3 million, a increase of $17.6 million over construction related receivables of $87.7 million as of December 31, 2008. The increase in such receivables reflected the slow down of payment by the customers.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We are currently involved in six lawsuits in which we are suing other parties for overdue payments. The total amount involved is approximately $3.2 million. We made additional provision of $0.3 million for doubtful accounts in the six months ended June 30, 2009.  As of June 30, 2009, our provision for doubtful accounts was $5.5 million, which was 5.2% of our construction contract related receivables of $105.3 million. We believed our current reserve for doubtful accounts is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

As indicated above, we entered into the Framework Agreement in June 2009 with Nine Dragon to undertake the projects at the Nine Dragon Holiday Resort that has been under development in the Yangtze River Delta in China.  We also entered into the LOI in August 2009 to purchase land from Zhejiang Nine Dragon Co., a subsidiary of Nine Dragon, for an approximate purchase price equal to $55 million.    The Nine Dragon Project will require significant capital resources and it will require us to properly manage the project to avoid a material adverse effect on our operating results, cash flows and liquidity.

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

Net cash from operating activities for the six months ended June 30, 2009 was approximately $2.7 million, as compared to net cash outflow of $7.9 million in the same period in 2008. The change in primarily due to our improvement in cash collection.

Net cash from investing activities was approximately $1.0 million for the six months ended June 30, 2009 compared to approximately $0.4 million used in investing activities for the six months ended June 30, 2008. The change was mainly a result of the release of restricted cash from banks.

Net cash used in financing activities was $6.4 million for the six months ended June 30, 2009 compared to $19.4 million provided by financing activities during the six months ended June 30, 2008. The change was due to repayment of short-term loans, as compared to the issuance of convertible bond in 2008.

Contractual Obligations

The following table describes our contractual commitments and obligations as of June 30, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$4,094,763	$1,389,094	$1,587,739	$1,117,930	$-
Contingent Liabilities (1)	$22,243,907	$18,743,907	$3,500,000	$-	$-
Long-term debt (2)	$35,391,600	$-	$23,322,000	$12,069,600	$-

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

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Remediation of Material Weaknesses.”

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

Our failure to properly manage the Nine Dragon Project may result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.

The Nine Dragon Project, which we expect will be material to our operations, will involve numerous large-scale and complex projects. The quality of our performance on the Nine Dragon Project depends in large part upon our ability to manage our relationship with Nine Dragon and the project itself and to timely deploy appropriate resources. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete the Nine Dragon Project, or the resources or time needed to meet any milestones.  Further, any defects or errors, or failures to meet in the project could result in large damage claims against us, and, because of the substantial cost of, and potentially long lead-time necessary to acquire certain of the materials, damage claims may be large and thereby have a material adverse effect on our results of operations.

The Waiver agreement that we entered into with the holders of our outstanding Bonds and the 2008 Warrants impose restrictions on us, and if we are unable to comply with the terms of the Waiver, our results of operations and financial position will be negatively affected.

On August 6, 2009, we and the holders of our outstanding Bonds and warrants to purchase 300,000 shares of our common stock expiring 2013 (the “2008 Warrants”) entered into an Amendment and Waiver Agreement (the “Waiver”).  Pursuant to Waiver, the bondholders and warrantholder agreed to waive their right to a reduction in the conversion price of the Bonds and exercise price of the 2008 Warrants due to our proposed sale of the shares pursuant to the Purchase Agreement at a price per share less than the current conversion prices of the Bonds and exercise price of the 2008 Warrants.

Pursuant to the Waiver, we agreed to use a portion of the net proceeds of the sale of the Shares to the investors to pay:

•	the interest payments of the Bonds that are outstanding and due for payment in accordance with the terms of the trust deeds governing the Bonds, and

•
(ii) all amounts owed to ABN AMRO Band (China) Co. Ltd., Shenzhen Branch or any other ABN AMRO Bank N.V. affiliate in connection with the Bank Overdraft Facility and any outstanding interest on the facility as the date of payment (collectively, the “Agreed Bondholders Payments”).

Such payments must be made no later than the earlier of (i) seven business days after the sale of the Shares and (ii) three months from the date of the Waiver. We also agreed that until the Agreed Bondholders Payments of are made by us after the sale of the Shares, we agreed that we will not use proceeds from the proposed sale of shares to repay or prepay any debt prior to our currently scheduled due date without consent of the bondholders.

Should we be unable to comply with the terms and covenants of the Waiver, including meeting the deadlines as indicated or not being able to obtain shareholder approval of the sale of securities, we may be required to reduce the conversion price of the Bonds and the 2008 Warrants, which would have an extensive dilution effect on our common stock and could have a material negative effect our stock trading price.  If we are unable to comply with the Waiver, we would also have to make payment of the accrued and payable interest that the bondholders have deferred.  If we are unable to make such payments, we would be forced to request further deferment of payment.  Any of the foregoing would have a material adverse effect on our results of operation, financial position, cash flows and liquidity.

In connection with the Nine Dragons Resort Project, we intend to enter into the real estate development industry, in which we have no significant experience.

We have no significant real estate development experience. We have historically been engaged only in design and construction of curtain wall systems, roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects. Therefore, we do not have any specific real estate development history from which you can draw conclusions about our ability to execute the Nine Dragons Resort Project or plan to enter the real estate development industry generally. Any failure to successfully purchase, develop, and sell a real estate property could have a material adverse effect on our results of operations.   In addition, our proposed entry into the development industry will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which, in turn, could cause deterioration in the financial performance of our overall business.

We may not have adequate funding resources to finance land acquisitions or property developments, or to service our financing obligations.

The property development business is capital intensive. In connection with the Nine Dragons Resort Project, we entered into a letter of intent pursuant to which we intend to pay approximately $55 million to purchase a real estate property for development.  Generally, we intend to finance our property developments through a combination of securities issuances, borrowings from banks, internal funding, in addition to other methods.  There is no guarantee that we will have sufficient cash flow available for land acquisitions or property developments or that we will be able to raise the requisite amount of capital on terms acceptable to us or at all to fund land acquisitions or property developments.

We expect to face significant property development risks before we realize any benefits from a development.

Property developments typically require substantial capital outlays during the construction periods, and it may take months or years before positive cash flows, if any, can be generated by development properties. The time and costs required to complete a property development may increase substantially due to many factors beyond our control, including the shortage, or increased cost of material, equipment, technical skills and labor, adverse weather conditions, natural disasters, labor disputes, disputes with contractors, accidents, changes in government priorities and policies, changes in market conditions, delays in obtaining the requisite licenses, permits and approvals from the relevant authorities and other unforeseeable problems and circumstances. Any of these factors, singly or in aggregate, may lead to a delay in, or the failure of, the completion of a property development and result in costs substantially exceeding those originally budgeted. Failure to complete a property development according to its original plan, if at all, may have an adverse effect on our reputation and could give rise to potential liabilities. As a result, our returns on investments, if any, might not be timely recognized or might be lower than originally expected.

Our business and results of operations may be adversely affected if we fail to obtain, or there are material delays in obtaining, the requisite governmental approvals for a property development.

The real estate industry in the PRC is heavily regulated by the PRC government. Developers must comply with a variety of legal and regulatory requirements, as well as the policies and procedures established by local authorities to implement such laws and regulations. To undertake and complete a property development, a real estate developer must obtain permits, licenses, certificates and other approvals from the relevant administrative authorities at various stages of the property development, including land use rights documents, planning permits, construction permits, and certificates or confirmations of completion and acceptance. Each approval is dependent on the satisfaction of a set of conditions.

We do not have experience in this process and we may experience delays in obtaining such governmental approvals in respect of property developments that would have a material adverse effect on our business or results of operations, and we cannot assure you that we will not encounter significant problems in satisfying the conditions to the approvals, or that we will be able to adapt ourselves to the laws, regulations or policies that may come into effect from time to time with respect to the real estate industry in general or the particular processes related to the granting of the approvals. There may also be delays on the part of the administrative bodies in reviewing our applications and granting approvals. If we fail to obtain, or experience material delays in obtaining, the requisite governmental approvals, the schedule of development and sale of our developments could be substantially disrupted, resulting in a material adverse effect on our business, financial condition and results of operations.

Our sales of developed properties, if any, will be affected if mortgage financing becomes more costly or otherwise less attractive.

We expect that most purchasers of properties will rely on mortgages to fund their purchases. Increases in interest rates may significantly increase the cost of mortgage financing, thus reducing the attractiveness of mortgages as a source of financing for property purchases and adversely impacting the affordability of properties. In addition, the PRC government and commercial banks may also increase the downpayment requirements, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers.  If the availability or attractiveness of mortgage financing is further reduced or limited, many of our prospective customers may not be able to purchase properties that we may have out for sale. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Potential liability for environmental problems could result in substantial costs.

In entering the real estate development industry, we will become subject to a variety of laws and regulations concerning the protection of health and the environment. The particular environmental laws and regulations that apply to any given development site vary greatly according to the site’s location and environmental condition, the present and former uses of the site and the nature of the adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict project development activity in environmentally-sensitive regions or areas, which could have a material adverse effect of our results of operations.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2009, we held our annual meeting of stockholders. Of the 53,256,874 shares eligible to vote, 46,096,716, or 86.6%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote:  (1) electing seven directors to the board of directors; (2) ratifying the appointment of Samuel H. Wong & Co., LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009; and (3) approving the China Architectural Engineering, Inc. 2009 Onmibus Incentive Plan.

Proposal I—Election of Directors

The results of voting on these proposals are as follows:

Director	For	Withheld	Elected
Luo Ken Yi	43,413,013	2,683,703	Yes
Tang Nianzhong	43,398,408	2,698,308	Yes
Ye Ning	43,398,408	2,698,308	Yes
Zheng Jinfeng	42,970,674	3,126,042	Yes
Zhao Boa Jiang	42,970,556	3,126,160	Yes
Kelly Wang	42,970,674	3,126,042	Yes
Miu Cheung	43,658,724	2,437,992	Yes

All directors are elected at our annual meeting of stockholders.

Proposal II—Ratification of the appointment of Samuel H. Wong & Co., LLP as our independent auditors for the year ending December 31, 2009.

Proposal II was approved with 43,922,539 shares voted for, 1,341,259 voted against and 832,917 abstained from voting, thereby, ratifying the appointment of Samuel H. Wong & Co., LLP as our independent auditors for the year ending December 31, 2009.

Proposal III—Approval of the China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan, a replacement of the China Architectural Engineering, Inc. 2007 Equity Incentive Plan

Proposal III was approved with 33,448,012 shares voted for, 2,014,425 voted against and 5,770 abstained from voting, thereby, approving the China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan, a replacement of the China Architectural Engineering, Inc. 2007 Equity Incentive Plan. Upon the approval of the China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan, our 2007 Equity Incentive Plan was frozen and no further grants or awards will be made under such plan. However, the 2007 Equity Incentive Plan will continue in effect for so long as and solely to the extent necessary to administer previously-granted awards that remain outstanding under such plan.

ITEM 5.         OTHER INFORMATION

We entered into a Framework Agreement of Investment on Marine Park and Holiday Resorts Project (the “Framework Agreement”) with Shanghai Nine Dragon Co. Ltd (“Nine Dragon”) to undertake the projects at the Nine Dragon Holiday Resort that has been under development in the Yangtze River Delta in China.  Pursuant to the terms of the Framework Agreement, the projects include, but are not limited to, the construction of a marine park, botanical garden, and other buildings.  According to the Framework Agreement, various portions of the overall project are scheduled to commence in the second half of 2009, and projected completion dates for various portions of the project range from 2011 to 2013.  We agreed to sign an agreement with Nine Dragons that contained separate terms and conditions for each sub-project, including investment, the size of the construction, and the operation procedures.  Further to the Framework Agreement, in August 2009, we signed a Letter of Intent of Land Transfer ("LOI") to purchase land from Zhejiang Nine Dragon Co., a subsidiary of Nine Dragon.  The property that is subject to the LOI is a planned construction area of approximately 1.6 million square feet, and, according to the LOI, the purchase price will be equal to approximately US$34 per square foot, for a total purchase price of approximately US$55 million.  Pursuant to the terms of the LOI, the parties will sign a definitive agreement and the transaction is intended to close within six months after signing the definitive contract. According to the LOI, the purchased land is expected to be constructed into a mixed-used complex, which will include a residential complex.  Pursuant to the LOI, it is expected for construction to occur in 2010 and completion to occur in 2011.

ITEM 6.         EXHIBITS

10.1	Framework Agreement of Marine Park and Holiday Resorts Project entered into by and between the Company and Shanghai Nine Dragon Co. Ltd (translated).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

August 14, 2009	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board