Form 10-Q
period 2009-09-30
China Architectural Engineering, Inc.
filed 2009-11-16
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

There were 53,256,874 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 12, 2009.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,517,969	$9,516,202
Restricted cash	2,930	7,451,388
Contract receivables, net	84,268,586	71,811,627
Costs and earnings in excess of billings	24,393,864	15,988,920
Job disbursements advances	2,674,922	2,252,241
Other receivables	17,314,096	18,614,928
Inventories	291,633	308,842
Deferred income taxes, current	113,106	3,264
Other current assets	767,040	1,659,307
Total current assets	136,344,146	127,606,719

Non-current assets
Plant and equipment, net	2,961,900	5,852,110
Intangible assets	75,664	50,720
Goodwill	7,995,896	7,995,896
Other non-current asset	-	32,137

TOTAL ASSETS	$147,377,606	$141,537,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$9,533,975	$-
Notes payable	-	10,193,088
Accounts payable	27,667,418	35,510,827
Billings over costs and estimated earnings	16,115,529	5,358,527
Amount due to shareholder	4,635,428	924,687
Other payables	10,062,000	7,364,816
Income tax payable	2,939,329	2,318,743
Business and other taxes payable	1,918,736	3,304,522
Other Accrual	4,606,225	1,794,879
Total current liabilities	77,478,640	66,770,089

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

	September 30, 2009	December 31, 2008
	(unaudited)
Non-current liabilities
Long term bank loans	$128,599	$328,285
Convertible bond payable, net	23,645,242	24,907,170

TOTAL LIABILITIES	$101,252,481	$92,005,544

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2009 and December 31, 2008; Common stock, $0.001 par value, 100,000,000 shares authorized, 53,256,874 shares issued and outstanding at September 30, 2009 and December 31, 2008	$53,257	$53,257
Additional paid in capital	26,500,138	23,043,792
Statutory reserves	3,230,098	3,040,595
Accumulated other comprehensive income	3,282,496	5,443,432
Retained earnings	13,089,426	17,940,421
Total Company shareholders’ equity	46,155,415	49,521,497
Noncontrolling interests	(30,290)	10,541
Total shareholders’ equity	46,125,125	49,532,038
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,377,606	$141,537,582

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(STATED IN US DOLLARS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Contract revenues earned	$25,558,074	$55,978,184	$92,500,112	$122,707,679
Cost of contract revenues earned	(25,082,910)	(38,595,231)	(73,892,287)	(83,537,317)
Gross profit	$475,164	$17,382,953	$18,607,825	$39,170,362
Selling, general and administrative expenses	(5,548,946)	(6,273,059)	(17,619,775)	(13,877,990)
Income/(Loss) from operations	$(5,073,782)	$11,109,894	$988,050	$25,292,372
Interest income	4,835	3,622	54,800	45,827
Interest expense	(1,741,368)	(1,356,085)	(4,524,936)	(2,888,111)
Other income	335,104	177,114	495,560	342,075
Income/(Loss) before taxation on Continuing Operations	$(6,475,211)	$9,934,545	$(2,986,526)	$22,792,163
Income tax	(114,113)	(30,945)	(114,113)	(147,925)
Discontinued Operation Loss, net of tax	(1,829,971)	-	(1,829,971)	-
Net Earnings/(Loss)	(8,419,295)	9,903,600	(4,930,610)	22,644,238
Net Loss attributable to non-controlling interest	38,009	5,924	36,604	16,787
Net earnings/(loss) attributable to the Company	$(8,381,286)	$9,909,524	$(4,894,006)	$22,661,025
Earnings/(Loss) per share:
Basic	$(0.16)	$0.19	$(0.09)	$0.44
Diluted	$(0.16)	$0.18	$(0.09)	$0.42
Weighted average shares outstanding:
Basic	53,256,874	51,891,657	53,256,874	51,829,156
Diluted	53,256,874	55,653,537	53,256,874	55,554,987

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(STATED IN US DOLLARS)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net/(Loss) income	$(4,894,006)	$22,661,025
Noncontrolling interest	(40,831)	(16,787)
Depreciation expense	710,901	589,961
Amortization expense on intangible assets	78,461	-
Amortization expense on convertible bond	2,194,418	682,261
Loss on disposal of fixed assets	1,998,634	-
Deferred income taxes	(109,842)	-
Increase/(decrease) in inventories	17,209	(989,879)
Increase in receivables	(12,456,959)	(54,359,406)
(Increase)/decrease in other assets	(6,339,445)	100,246
Increase in payables	7,656,923	15,987,691
Net cash used in operating activities	$(11,184,537)	$(15,344,888)

Cash flows from investing activities
Purchases of assets	$(161,420)	$(2,577,397)
Purchases of short term investment	-	-
Purchase of intangible assets	(103,405)	-
Proceeds from disposal of fixed assets	342,095	-
Decrease / (increase) in restricted cash	7,448,458	(10,464,272)
Net cash provided by/(used in) investing activities	$7,525,728	$(13,041,669)

Cash flows from financing activities
Proceeds from short-term loans	$9,533,975	$6,359,035
Proceeds from long-term loans	-	1,404,840
Repayment of Notes Payable	(10,193,088)	-
Repayment of long-term loans	(199,686)	(124,519)
Proceeds from shareholders	3,710,741	100,555
Issuance of convertible bond and warrants	-	19,500,000
Net cash provided by financing activities	$2,851,942	$27,239,911

Net decrease in cash and cash equivalents	$(806,867)	$(1,146,646)
Effect of foreign currency translation on cash and cash equivalents	(2,191,366)	3,644,437

Cash and cash equivalents - beginning of period	9,516,202	4,040,168

Cash and cash equivalents - end of period	$6,517,969	$6,537,961

Other supplementary information:
Cash paid during the period for:
Interest paid	$-	$643,880
Income tax paid	$143,306	$203,682

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2009 TO SEPTEMBER 30, 2009
(STATED IN US DOLLARS)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Noncontrolling interests	Total
Balance, January 1, 2009	53,256,874	$53,257	$23,043,792	$3,040,595	$5,443,432	$17,940,421	$10,541	$49,532,038
Net income						(4,894,006)		(4,894,006)
Appropriations of retained earnings				219,933		(219,933)
Additional paid-in capital from warrants and beneficial conversion			3,456,346					3,456,346
Prior Period Consolidation Elimination Adjustment						262,944		262,944
Foreign currency translation adjustment				(30,430)	(2,160,936)			(2,191,366)
Non-controlling interests							(40,831)	(40,831)
Total comprehensive income								(3,406,913)
Balance, September 30, 2009	53,256,874	$53,257	$26,500,138	$3,230,098	$3,282,496	$13,089,426	$(30,290)	$46,125,125

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
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

The Company owned the subsidiaries through its reverse-merger on October 17, 2006 and through direct investments or acquisitions after October 17, 2006.  As of September 30, 2009, detailed identities of the consolidating subsidiaries are as follows:

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
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
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

(f) Goodwill and Intangible Assets

In accordance with ASC 350, “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill or intangible assets with indefinite lives.

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
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
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

(k) Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC260, “Earnings per Share”. ASC260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the periods ended September 30, 2009 and 2008 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted” basis when these shares are dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income/(Loss)	$(8,381,286)	$9,909,524	$(4,894,006)	$22,661,025
Add: Interest expenses less income taxes	-	282,876	-	770,564
Adjusted income	(8,381,286)	10,192,400	(4,894,006)	23,431,589
Basic Weighted Average Shares Outstanding	53,256,874	51,891,657	53,256,874	51,829,156
Dilutive Shares:
- Addition to Common Stock from Conversion of Bonds	-	2,857,143	-	2,857,143
- Addition to Common Stock from Exercise of Warrants	-	904,737	-	868,688
Diluted Weighted Average Outstanding Shares:	53,256,874	55,653,537	53,256,874	55,554,987

Earnings/(Loss) Per Share
- Basic	$(0.16)	$0.19	$(0.09)	$0.44
- Diluted	$(0.16)	$0.18	$(0.09)	$0.42

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
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

(m) Income taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available.  The Company has implemented ASC 740-270, Accounting for Income Taxes.

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
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
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

(n) Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $nil for the three-month period, $11,032 and $362,076 for the nine-month period ended September 30, 2009 and 2008, respectively.

(o) Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $nil and $9,319 for the three-month period, $2,926 and $698,814 for the nine-month period ended September 30, 2009 and 2008, respectively.

(p) Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

(q) Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at September 30, 2009 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30, 2009	December 31, 2008	September 30, 2008
Period end RMB : US$ exchange rate	6.8263	6.8225	6.8551
Average quarterly RMB : US$ exchange rate	6.8309	6.9564	6.8529

	September 30, 2009	December 31, 2008	September 30, 2008
Period end HKD : US$ exchange rate	7.7501	7.7499	7.7701
Average quarterly HKD : US$ exchange rate	7.7505	7.7859	7.8001

	September 30, 2009	December 31, 2008	September 30, 2008
Period end AED : US$ exchange rate	3.6700	3.6731	3.6750
Average quarterly AED : US$ exchange rate	3.6700	3.6736	3.6743

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

(t) Recent accounting pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.  Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

On July 1, 2009, FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

3. CONTRACT RECEIVABLES

	September 30, 2009	December 31, 2008

Contract receivables	$89,817,178	$77,027,328
Less: Allowance for doubtful accounts	(5,548,592)	(5,215,701)

Net	$84,268,586	$71,811,627

Allowance for Doubtful Accounts	September 30, 2009	December 31, 2008

Beginning balance	$5,215,701	$215,701
Add: Allowance created	332,891	5,000,000

Ending balance	$5,548,592	$5,215,701

4. INVENTORIES

	September 30, 2009	December 31, 2008
Raw materials at sites	$291,633	$308,842

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

5. PLANT AND EQUIPMENT

Plant and equipment consist of the following as of:

	September 30, 2009	December 31, 2008
At cost
Motor vehicle	$1,468,048	$1,568,165
Machinery and equipment	2,383,997	3,221,028
Furniture, software and office
equipment	2,253,973	2,443,382
Building	-	311,596
Leasehold improvement	447,974	2,198,367
	$6,553,992	$9,742,538

Less: Accumulated depreciation
Motor vehicle	$852,550	$774,977
Machinery and equipment	1,389148	1,975,014
Furniture, software and office
equipment	1,129,231	908,591
Building	-	24,538
Leasehold improvement	221,163	207,308
	$3,592,092	$3,890,428

	$2,961,900	$5,852,110

Depreciation expenses included in the selling and administrative expenses were $246,484 and $191,720 for the three-month periods, $710,901 and $524,705 for the nine-month periods ended September 30, 2009 and 2008, respectively.

6. INTANGIBLE ASSETS

	September 30, 2009	December 31, 2008
At cost
Intangible Assets	$202,972	$99,567
Less: Accumulated amortization	127,308	48,847

	$75,664	$50,720

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

7. LOANS

A. SHORT-TERM BANK LOANS

	September 30, 2009	December 31, 2008
ABN Amro Bank N.V. Bank Overdraft in Current Account at interest rate at 6.5% per annum	4,915,733	-
ABN Amro Bank N.V. Bank Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,541,082	-
Automobile capital lease obligation (hire purchase),amount due within one year, last installment due November 9, 2012	77,160	-
	$9,533,975	$-

B. LONG-TERM BANK LOANS

	September 30, 2009	December 31, 2008

Bank of East Asia (China) Ltd., Apartment Mortgage, amount due after one year, at 5.184% per annum, subject to variation every 6 months, last installment due January 4, 2012, full outstanding amount repaid in May 2009	$-	$141,811
Automobile capital lease obligation (hire purchase),amount due after one year, last installment due November 9, 2012	128,599	186,474
	$128,599	$328,285

Zhuhai King Glass Engineering Co., Limited borrowed from Bank of East Asia with a condominium as collateral. This facility is subject to a current interest rate of 5.184% and interest rate adjusts every 6 months. The borrowing was fully repaid in May 2009.

Full Art International Limited borrowed a hire purchase (car) loan from DBS Bank.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
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

Effective from April 12, 2009, the conversion price has been reset to $2.45, which is 70% of $3.50 as the average closing price of the Company’s shares for the period of 20 consecutive trading days immediately prior to April 12, 2009 was $0.94. The reset of the conversion price resulted in additional $3.4 million of bonds discount and will be amortized over the remaining outstanding periods of the bonds.

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

The Convertible Bonds Payable, net consists of the following:

	September 30, 2009	December 31, 2008
Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,159,903)	(3,159,903)
Less: Interest discount – Beneficial conversion feature	(1,737,143)	(1,737,143)
Less: Bond discount	(740,000)	(740,000)
Accretion of interest discount	1,282,288	2,544,216

Net	$23,645,242	$24,907,170

As more fully discussed in Note 12(d), below, the Company entered into a waiver agreement with the Subscribers pursuant to which the Subscribers waived, among other things, interest payments due under the $10,000,000 Variable Rate Convertible Bonds due in 2012 and $20,000,000 12% Convertible Bonds due in 2011 until November 6, 2009.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

9.  CONTRACT REVENUES EARNED

The contract revenues earned for the three-month and nine-month periods ended September 30, 2009 and 2008 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Billed	$16,670,961	$24,675,970	$60,073,588	$71,930,700
Unbilled	8,887,113	31,302,214	32,426,524	50,776,979

	$25,558,074	$55,978,184	$92,500,112	$122,707,679

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

10. INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Taxes at the applicable income tax rates	$114,113	$19,629	$114,113	$1,273,344

Miscellaneous non taxable income and non-deductible expenses	-	11,316	-	(1,125,419)

Current income tax expense	$114,113	$30,945	$114,113	$147,925

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

11. DISCONTINUED OPERATION LOSS

In September 2009, the Company’s Shenzhen office was downsized and moved out from the leasehold multi-floor office building to a smaller leased place at minimal operations. The move was a result from the Company’s recent restructure and reorganization to turn back to the domestic market in China instead of overseas market due to the recent change in international economic environments. The set up of the Shenzhen office was originally for the support of the overseas operations which the Company decided to be discontinued.  As a result, the current improvement works to the leasehold multi-floor office building were stopped and being written off in the period under this report as discontinued operation loss of $1,829,971.

12. COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

The Company leases certain administrative and production facilities from third parties.  Accordingly, for the nine-month periods ended September 30, 2009 and 2008, the Company incurred rental expenses of $2,402,943 and $1,254,919 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows:

For the 12 months ending September 30,
2010	1,058,559
2011	835,490
2012	808,961
2013 or after	694,421
$3,397,431

(b) Pending Litigation

Techwell Litigation

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

On January 14, 2009, the board of directors of Techwell passed a board resolution, to dismiss both Mr. Ng and Miss Yam with immediate effect and remove Mr. Ng from the board of Techwell (the “Resolution”).   On January 16, 2009, Mr. Ng and Miss Yam filed a lawsuit in the High Court of Hong Kong against the Company and its subsidiary, Full Art International Limited.  The lawsuit alleges that, inter alia, (i) the Company misrepresented to them the financial status of the Company and operations during the course the acquisition of Techwell was being negotiated; (ii) the Company failed to perform its obligations under a settlement agreement alleged to be agreed by the Company in January 2009; and (iii) the dismissal of Mr. Ng was unlawful and invalid.  The lawsuit filed by Mr. Ng and Miss Yam requests the court for specific performance of the settlement agreement that was allegedly entered into, which would require the return of the Techwell company to Mr. Ng and Miss Yam, and in the absence of such grant of relief, Mr. Ng and Miss Yam request unspecified damages lieu of return of the Techwell company.

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

The Company, Mr. Ng, and Miss Yam are in discussions and negotiations to settle the all disputes between the parties.  However, there is no guarantee that the parties will reach an agreement to settle the dispute, in which case the Company intends to vigorously defend against the lawsuit.  There can be no assurance that the lawsuit will be resolved in the Company’s favor.  Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management from its business.  If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations.

Dubai Metro Rail Project Dispute

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. The Company, through its subsidiary Techwell, had been working towards completion of its external envelopes for stations along the Red Line of the Dubai Metro System.  According to the Company’s original construction blueprint, the majority of its construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009.  With less than 5% of its contract remaining to be completed, Techwell was removed by the master contractor of the project, which also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  The Company and certain of its subsidiaries are guarantor of the bonds that were paid by the banks, and the Company is liable under the guarantee agreements for such amounts paid by the banks.  The Company does not believe that the master contractor had a proper basis for calling the bonds and intend to vigorously defend all of its legal rights and remedies related to the dispute.  The Company has engaged a construction claims consultant to facilitate resolution of the dispute.  The Company and its construction claims consultant, based on a review of the facts, documents, and materials available, believes that it has a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as its final amount due for work performed through September 2009.  The Company, with the assistance of its claims consultant, will continue to evaluate the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in the Company’s and Techwell’s favor.

(c) Nine Dragons Framework Agreement and Letter of Intent for Land Transfer

In June 2009, the Company entered into a Framework Agreement of Investment on Marine Park and Holiday Resorts Project (the “Framework Agreement”) with Shanghai Nine Dragon Co. Ltd (“Nine Dragon”) to undertake the projects at the Nine Dragon Holiday Resort that has been under development in the Yangtze River Delta in China.  Pursuant to the terms of the Framework Agreement, the projects include, but are not limited to, the construction of a marine park, botanical garden, and other buildings.  According to the Framework Agreement, various portions of the overall project are scheduled to commence in the second half of 2009, and projected completion dates for various portions of the project range from 2011 to 2013.  The Company and Nine Dragons agree to sign separate terms and conditions for each sub-project, including investment, the size of the construction, and the operation procedures.  Further to the Framework Agreement, in August 2009, the Company signed a Letter of Intent of Land Transfer ("LOI") to purchase land from Zhejiang Nine Dragon Co., a subsidiary of Nine Dragon.  The property that is subject to the LOI is a planned construction area of approximately 1.6 million square feet, and, according to the LOI, the purchase price will be equal to approximately US$34 per square foot, for a total purchase price of approximately US$55 million.  Pursuant to the terms of the LOI, the parties will sign a definitive agreement and the transaction is intended to close within six months after signing the definitive contract. According to the LOI, the purchased land is expected to be constructed into a mixed-used complex, which will include a residential complex.  Pursuant to the LOI, it is expected for construction to occur in 2010 and completion to occur in 2011. The Company has not entered into any definitive agreement, and it continues to examine and negotiate the transaction with Zhejiang Nine Dragon.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

(d) Proposed Sale of Securities

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

Pursuant to the Waiver, the Company agreed to use a portion of the net proceeds of the sale of the Shares to the investors to pay (i) the interest payments of the Bonds that are outstanding and due for payment in accordance with the terms of the trust deeds governing the Bonds, and (ii) all amounts owed to ABN AMRO Bank (China) Co. Ltd., Shenzhen Branch or any other ABN AMRO Bank N.V. affiliate in connection with the Bank Overdraft Facility and any outstanding interest on the facility as the date of payment (collectively, the “Agreed Bondholders Payments”).  Such payments must be made no later than the earlier of (i) seven business days after the sale of the Shares and (ii) three months from the date of the Waiver.  Remaining net proceeds shall be used to fund the operations of the Company. Until the Agreed Bondholders Payments of are made by the Company after the sale of the Shares, the Company agreed that it will not use proceeds from the proposed sale of shares to repay or prepay any debt prior to its currently scheduled due date without consent of the bondholders.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued)
(Stated in US Dollars)

13. RELATED PARTIES TRANSACTIONS

The current account balances with the largest shareholder at September 30 2009 and at December 31, 2008 were payables of $4,635,428 and $924,687, respectively. Pursuant to the terms of the loans, the loans are interest-free, fee-free and have no fixed repayment schedule.

During the nine months period ended September 30, 2009, the Company purchased construction materials amounting to $13.4 million from Guangdong Canbo Electrical Co., Ltd. (Canbo), a subsidiary of the Company’s major shareholder, KGE Group Limited. Canbo is a preferred supplier of the Company as it is able to procure materials at favorable price levels due to its purchased quantities. More important, application of certain of the Company’s patented technology is preferably routed through Canbo to prevent undesired distribution of this technology. The Company at times provides advance payment to Canbo in order to obtain a more favorable pricing. As of September 30, 2009, the Company’s advance to Canbo was $0.5 million.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

14. SUBSEQUENT EVENTS

On October 5, 2009, the shareholders of the Company voted to approve the sale and issuance of 17 million shares of common stock at $1.65 per share in accordance with the terms of a securities purchase agreement dated August 6, 2009 entered into by and between the Company and investors.  Pursuant to the securities purchase agreement, the transaction was to close by September 30, 2009, but only if shareholder approval was obtained by such time.  After receipt of shareholder approval, the Company and the investors have sought to close the sales transaction, however, certain new and modified terms and conditions have been requested by the investors, including a change in the use of proceeds as set forth in the securities purchase agreement.  There is no guarantee that the sales transaction of any or all of the 17 million shares of common stock will be completed.  As such, the Company may be required to seek funding through other means, such as public or private financing or through collaborative arrangements with strategic partners.  The Company cannot be certain that additional capital will be available on favorable terms, if at all, and any available additional financing may not be adequate to meet its goals.

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

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, reduction or reversal of the Company's recorded revenue or profits due to "percentage of completion" method of accounting and expenses; our ability to being able to close the transactions contemplated by the Securities Purchase Agreement; resolving the dispute with the master contractor on the Dubai Metro Rail Project; our ability to obtain an extension or other modification for the Waiver agreement with the bondholders; adverse capital and credit market conditions; and interest, costs, and other restrictions associated with our convertible bonds; increasing provisions for bad debt related to our accounts receivable; fluctuation and unpredictability of costs related to our products and services; and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report or in the “Risk Factors” section of our 2008 annual report and June 30, 2009 quarter report occur.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

Most sectors in the global economy have been suffering through a financial slow down and recession, particularly the construction industry. During 2009, we have experienced a decrease in the project turnover and an increase in costs and delays in customer payments. As a result, our results of operations have suffered.

In the past, the number and size of our international projects had been increasing, but during 2009 our management has moved to refocus our resources to projects in the mainland China.  During the second quarter of 2009, we decided to terminate our work on the project in Singapore and stop the guarantee related to the project. Our management reviewed and created updated forecasts for the project and concluded that there will be major differences between the design concept as originally contemplated and the final site structures. As a result, we decided to terminate our work on the project since we did not receive approval for our improvement proposal, and resources related to the project were moved to projects in China.

Dubai Metro Rail Project

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. We, through our subsidiary Techwell Engineering Limited, had been working towards completion of our external envelopes for stations along the Red Line of the Dubai Metro System.  According to our original construction blueprint, the majority of our construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009.  With less than 5% of our contract remaining to be completed, Techwell was removed by the master contractor of the project, who also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  We and certain of our subsidiaries are guarantor of the bonds that were paid by the banks, and we are liable under the guarantee agreements for such amounts paid by the banks.  We do not believe that the master contractor had a proper basis for calling the bonds and intend to vigorously defend all of our legal rights and remedies related to this dispute.  We have engaged a construction claims consultant to facilitate resolution of this dispute.  We and our construction claims consultant, based on a review of the facts, documents, and materials available, believes that we have a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as our final amount due for work performed through September 2009.  We, with the assistance of our claims consultant, will continue to evaluate the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in our and Techwell’s favor.

Nine Dragon Project

We entered into a Framework Agreement of Investment on Marine Park and Holiday Resorts Project (the “Framework Agreement”) with Shanghai Nine Dragon Co. Ltd (“Nine Dragon”) to undertake the projects at the Nine Dragon Holiday Resort that has been under development in the Yangtze River Delta in China. Pursuant to the terms of the Framework Agreement, the projects include, but are not limited to, the construction of a marine park, botanical garden, and other buildings. According to the Framework Agreement, various portions of the overall project are scheduled to commence in the second half of 2009, and projected completion dates for various portions of the project range from 2011 to 2013. We agreed to sign an agreement with Nine Dragons that contained separate terms and conditions for each sub-project, including investment, the size of the construction, and the operation procedures. As of the date of this quarterly report, no separate agreements have been entered into for sub-projects, and we have not commenced any constructions projects for the Nine Dragon project.  Since the signing of the Framework Agreement, we have continued in negotiations with Nine Dragon regarding the nature, terms, and conditions of the projects intended for us to conduct under the agreement.

Further to the Framework Agreement, in August 2009, we signed a Letter of Intent of Land Transfer ("LOI") to purchase land from Zhejiang Nine Dragon Co., a subsidiary of Nine Dragon. The property that is subject to the LOI is a planned construction area of approximately 1.6 million square feet, and, according to the LOI, the purchase price will be equal to approximately US$34 per square foot, for a total purchase price of approximately US$55 million. Pursuant to the terms of the LOI, the parties will sign a definitive agreement and the transaction is intended to close within six months after signing the definitive contract. According to the LOI, the purchased land is expected to be constructed into a mixed-used complex, which will include a residential complex. Pursuant to the LOI, it is expected for construction to occur in 2010 and completion to occur in 2011.  As of the date of this quarterly report, we have not entered into any definitive agreement, and we continue to examine and negotiate the transaction with Zhejiang Nine Dragon.

Securities Purchase Agreement and Bondholders Waiver

On August 6, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with KGE Group, Limited (“KGE Group”) and certain investors pursuant to which we agreed to sell an aggregate of 17,000,000 shares (the “Shares”) of our common stock to the investors for $1.65 per share for aggregate gross proceeds of approximately $28 million. Under the terms of the Purchase Agreement, which was to close on September 30, 2009, we would be required to maintain a substantial majority of the proceeds from the offering as a cash reserve to fund the Shanghai Nine Dragons Project until such project has reached at least 80% of completion as determined by us and Nine Dragon (Shanghai) Co. Ltd.  In addition, under the Purchase Agreement, if as reported in our financial statements at the end of any fiscal quarter, our net assets (excluding normal depreciation) do not at least equal the value of our net assets (excluding normal depreciation) on June 30, 2009, less $2,500,000 (the "Net Assets Threshold"), KGE Group agreed to pay to us an amount equal to the difference between the Net Assets Threshold and the net assets (excluding normal depreciation) as reported for the period in question (the "Net Assets Loss") in cash within six months after the end of the period in which the Net Assets Loss occurred. The provision expires on the earlier of (i) three years from the date of the Purchase Agreement or (ii) the investors no longer holder at least 50% of the Shares sold pursuant to the Purchase Agreement at the end of any fiscal quarter of our company.

On October 5, 2009, our shareholders voted to approve the sale and issuance of 17 million shares.  Pursuant to the securities purchase agreement, the transaction was to close by September 30, 2009, but only if shareholder approval was obtained by such time.  After receipt of shareholder approval, we and the investors have sought to close the sales transaction, however, certain new and modified terms and conditions have been requested by the investors, including a change in the use of proceeds as set forth in the securities purchase agreement.  There is no guarantee that the sales transaction of any or all of the 17 million shares of common stock will be completed.  As such, we may be required to seek funding through other means, such as public or private financing or through collaborative arrangements with strategic partners.  We cannot be certain that additional capital will be available on favorable terms, if at all, and any available additional financing may not be adequate to meet our goals.

This quarterly report is not an offer of securities for sale. Any securities sold in the private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States unless registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration.

On August 6, 2009, and in connection with the Purchase Agreement, we and the holders of our outstanding Bonds and warrants to purchase 300,000 shares of our common stock expiring 2013 (the “2008 Warrants”) entered into an Amendment and Waiver Agreement (the “Waiver”). Pursuant to Waiver, the bondholders and warrantholder agreed to waive their right to a reduction in the conversion price of the Bonds and exercise price of the 2008 Warrants due to our proposed sale of the shares pursuant to the Purchase Agreement at a price per share less than the current conversion prices of the Bonds and exercise price of the 2008 Warrants. The holders of the 2008 Bonds also agreed that no default shall occur under Condition 12(A)(xiv) of the trust deed governing the 2008 Bonds relating to the requirement that KGE Group own at least 45% of our issued and outstanding common stock. Pursuant to the Waiver, we agreed to use a portion of the net proceeds of the sale of the Shares to the investors to pay (i) the interest payments of the Bonds that are outstanding and due for payment in accordance with the terms of the trust deeds governing the Bonds, and (ii) all amounts owed to ABN AMRO Bank (China) Co. Ltd., Shenzhen Branch or any other ABN AMRO Bank N.V. affiliate in connection with the Bank Overdraft Facility and any outstanding interest on the facility as the date of payment (collectively, the “Agreed Bondholders Payments”). Such payments must be made no later than the earlier of (i) seven business days after the sale of the Shares and (ii) three months from the date of the Waiver.  Remaining net proceeds shall be used to fund our operations. Until the Agreed Bondholders Payments of are made by us after the sale of the Shares, we agreed that we will not use proceeds from the proposed sale of shares to repay or prepay any debt prior to our currently scheduled due date without consent of the bondholders.

The three months provided to us to make the Agreed Bondholders Payments expired on November 6, 2009, and as of the date of this quarterly report, we had not closed the proposed sale of securities under the Purchase Agreement and we had not made the Agreed Bondholders Payments.  We are continuing to seek to close the sale of the securities under the Purchase Agreement but there is no guarantee that we will be able to do so, as the investors are seeking a modification to the terms of the agreement.  We are currently in discussions with the Bondholders regarding an extension the Waiver or an alternative solution amicable to all parties. If we are required to redeem all or a portion of the bonds, and we do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which would have a material adverse effect on our financial performance, results of operations and stock price.

In September 2009, our Shenzhen office was downsized and moved out from the leasehold multi-floor office building to a smaller leased place at minimal operations. The move was a result from our recent restructure and reorganization to turn back to the domestic market in China instead of overseas market due to the recent change in international economic environments. The set up of the Shenzhen office was originally for the support of the overseas operations which now we decided to be discontinued.  As a result, the current improvement works to the leasehold multi-floor office building were stopped and being written off in the period under this report as discontinued operation loss of $1.8 million.

Results of Operations

The following table sets forth statements of operations for the three and nine months ended September 30, 2009 and 2008 in U.S. dollars (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except for share and per share amounts)
Contract revenues earned	$25,558	$55,978	$92,500	$122,708
Cost of contract revenues earned	(25,083)	(38,595)	(73,892)	(83,538)
Gross profit	$475	$17,383	$18,608	$39,170
Selling, general and administrative expenses	(5,549)	(6,273)	(17,620)	(13,878)
Income/(Loss) from operations	$(5,074)	$11,110	$988	$25,292
Interest income	5	4	55	46
Interest expenses	(1,741)	(1,356)	(4,525)	(2,888)
Other income	335	177	495	342
Income/(Loss) before taxes on Continuing Operations	$(6,475)	$9,935	$(2,987)	$22,792
Income tax	(114)	(31)	(114)	(148)
Discontinued Operation Loss, net of tax	(1,830)	-	(1,830)	-
Net Earnings/(Loss)	(8,419)	9,904	(4,931)	22,644
Net Loss attributable to noncontrolling interest	38	6	37	17
Net earnings/(loss) attributable to the Company	$(8,381)	$9,910	$(4,894)	$22,661
Earnings/(Loss) per share:
Basic	$(0.16)	$0.19	$(0.09)	$0.44
Diluted	$(0.16)	$0.18	$(0.09)	$0.42
Weighted average shares outstanding:
Basic	53,256,874	51,891,657	53,256,874	51,829,156
Diluted	53,256,874	55,653,537	53,256,874,	55,554,987

Three Months Ended September 30, 2009 and 2008

Contract revenues earned for the three months ended September 30, 2009 were $25.6 million, a decrease of $30.4 million, or 54%, from the contract revenues earned of $56.0 million for the comparable period in 2008. The primary reasons for the decrease in contract revenues earned were due to major international projects entering the completion phase from which project revenue was declining, such as the Metro Red Line Project in Dubai, in addition to an adjustment to estimated gross revenue of the Metro Red Line Project in Dubai that resulted in a decrease in recognized revenue on the project during the third quarter of 2009.  The adjustment related to a dispute that arose during the third quarter with the master contractor on the project.  In the absence of the start up of new major projects in the third quarter of 2009, the revenue earned decreased accordingly.

Cost of contract revenues earned for the three months ended September 30, 2009 was $25.1 million, a decrease of $13.5 million, or 35%, from $38.6 million for the comparable period in 2008. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The decrease in costs of contract revenues earned was primarily due to a decrease in revenue in 2009.

Gross profit for the three months ended September 30, 2009 was $0.5 million, a decrease of $16.9 million, or 97%, from $17.4 million for the comparable period of 2008. Our gross margin for the three months ended September 30, 2009 was 2% as compared with 31% for the three months ended September 30, 2008. The decrease in gross margin was primarily the result of higher raw material, labor and administrative costs in Dubai as well as our domestic market of China, in addition to the increase in costs and overhead for the project in Doha, which resulted in a decrease in the profit margin for the project.  The decrease in gross profit for the Doha project was caused by the delay of the work completion that resulted from technical and environmental factors that led to our claims for work period extension.  Because the outcome of the claims cannot be ascertained, we recognized the full loss of the Doha project in the third quarter of 2009 in accordance with relevant accounting standards.   Furthermore, gross profit decreased during the third quarter of 2009 due to an adjustment of revenue earned for projects in Dubai due to the decrease in estimated gross revenue, as related to the dispute with the master contractor on the project.

Selling, general and administrative expenses were $5.5 million for the three months ended September 30, 2009, a decrease of approximately $0.8 million, or 13%, from approximately $6.3 million for the comparable period in 2008. The decrease was primary due to the decrease in contract revenues.  Among the selling, general and administrative expenses, payroll and social securities was the single largest expenditure of the group, which accounted for approximately 50% of the expenses. Other major expenses included office administrative expenses and rental expenses.

Interest expenses were $1.7 million for the three months ended September 30, 2009, an increase of $0.3 million, from approximately $1.4 million for the comparable period in 2008.  The increase was mainly due to the use of short term bank loan in financing of purchases of materials and company operations.

Income tax expense was $114,000 for the three months ended September 30, 2009 at an effective tax rate approximately of -1.8%, compared with approximately $31,000 in taxes for the same period of 2008 at an effective tax rate of 0.3%. The tax was mainly charged for the company’s operations in mainland China.

Net loss for the three months ended September 30, 2009 was $8.4 million, a decrease in earnings of $18.3 million, or 185%, from a net income of $9.9 million for the comparable period in 2008. As indicated above, the decrease was due to decrease in revenue earned, higher raw material, labor and administrative costs, full provision of loss for the project in Doha, written off of construction works for the previous leasehold office building in Shenzhen PRC as the discontinued operation in the amount of $1.8 million, and the revenue adjustment for projects in Dubai.

Nine months Ended September 30, 2009 and 2008

Contract revenues earned for the nine months ended September 30, 2009 were $92.5 million, a decrease of $30.2 million, or 25%, from the contract revenues earned of $122.7 million for the comparable period in 2008. The decrease was mainly from the significant decrease in contract revenues for the three months ended September 30, 2009, as compared to the prior year period.  Such decrease was due to the completion of a majority of the work for the international projects commenced in 2008, such as the Metro Red Line Project in Dubai that made considerable revenues earned in 2008.  Moreover, the decrease in contracts revenues for the nine months ended September 30, 2009 was due to major international projects entering the completion phase from which project revenue was declining, such as the Metro Red Line Project in Dubai, in addition to an adjustment to estimated gross revenue of the Metro Red Line Project in Dubai that resulted in a decrease in recognized revenue on the project during the first nine months of 2009.  The adjustment related to a dispute that arose during the third quarter of 2009 with the master contractor on the project.  In the absence of the start up of new major projects in the first nine months of 2009, the revenue earned decreased accordingly.

Cost of contract revenues earned for the nine months ended September 30, 2009 was $73.9 million, a decrease of $9.6 million, or 11%, from $83.5 million for the comparable period in 2008. The decrease in costs of contract revenues earned was primarily due to decrease in revenue in 2009.

Gross profit for the nine months ended September 30, 2009 was $18.6 million, a decrease of $20.6 million, or 53%, from $39.2 million for the comparable period of 2008. Our gross margin for the nine months ended September 30, 2009 was 20% as compared with 32% for the nine months ended September 30, 2008. The decrease in gross margin was primarily the result of higher raw material, labor and administrative costs in Dubai as well as our domestic market of China, in addition to the increase in costs and overhead for the project in Doha, which resulted in a decrease in the profit margin for the project.  The decrease in gross profit for the Doha project was caused by the delay of the work completion that resulted from technical and environmental factors that led to our claims for work period extension. Because the outcome of the claims cannot be ascertained, we recognized the full loss of the Doha project in the third quarter of 2009 in accordance with relevant accounting standards.   Furthermore, gross profit decreased during the first nine months of 2009 due to an adjustment of revenue earned for projects in Dubai due to the decrease in estimated gross revenue, as related to the dispute with the master contractor on the project.

Selling, general and administrative expenses were $17.6 million for the nine months ended September 30, 2009, an increase of approximately $3.7 million, or 27%, from $13.9 million for the comparable period in 2008. The increase was due to our operational expansion, including the growth in staff, office rental and other costs associated with the expansion of our overseas operations since 2008.  Among the selling, general and administrative expenses, payroll and social securities was the single largest expenditure of the group, which accounted for approximately 50% of the expenses. Other major expenses included office administrative expenses and rental expenses.

Interest expenses were $4.5 million for the nine months ended September 30, 2009, an increase of $1.6 million, from $2.9 million for the comparable period in 2008.  The increase was mainly due to the issuance of $20 million convertible bonds in April 2008.

Income tax expense was $114,000 for the nine months ended September 30, 2009 at an effective tax rate approximately of -3.8%, compared with approximately $147,000 in taxes for the same period of 2008 at an effective tax rate of 0.6%. The tax was mainly charged for the company’s operations in mainland China.

Net loss for the nine months ended September 30, 2009 was $ 4.9 million, a decrease of earnings of $27.6 million, or 122%, from $22.7 million for the comparable period in 2008. As indicated above, the decrease was due to decrease in revenue earned, higher raw material, labor and administrative costs, full provision of loss for the project in Doha, written off of construction works for the previous leasehold office building in Shenzhen PRC as the discontinued operation in the amount of $1.8 million, and the revenue adjustment for projects in Dubai.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $6.5 million.

Prior to October 17, 2006, we financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers. On October 17, 2006, concurrently with the close of our Share Exchange, we received net proceeds of $3.1 million in a private placement transaction, and in October 2007, we received approximately $2.0 million from an initial public offering.

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

On April 15, 2008, we completed a financing transaction pursuant to which we issued the 2008 Bonds in the principal amount of $20.0 million. The 2008 Bonds bear cash interest at the rate of 12% per annum. According to the terms of the Bonds, interest was payable semi-annually in arrears on April 15 and October 15 of each year commencing October 15, 2008. For the interest payment that was due on April 15, 2009, the bondholders agreed, subject to certain conditions being met, that we may defer an interest payment of $1.2 million of the 2008 bonds. As indicated above, we and the holders of our outstanding Bonds and the 2008 Warrants entered into an Amendment and Waiver Agreement (the “Waiver”) pursuant to which the bondholders and warrant holder agreed to waive their right to a reduction in the conversion price of the Bonds and exercise price of the 2008 Warrants due to our proposed sale of the shares pursuant to the Purchase Agreement at a price per share less than the current conversion prices of the Bonds and exercise price of the 2008 Warrants. Pursuant to the Waiver, we agreed to use a portion of the net proceeds of the sale of the Shares to the investors to pay (i) the interest payments of the Bonds that are outstanding and due for payment in accordance with the terms of the trust deeds governing the Bonds, and (ii) all amounts owed to ABN AMRO Bank (China) Co. Ltd., Shenzhen Branch or any other ABN AMRO Bank N.V. affiliate in connection with the Bank Overdraft Facility and any outstanding interest on the facility as the date of payment (collectively, the “Agreed Bondholders Payments”). Such payments must be made no later than the earlier of (i) seven business days after the sale of the Shares and (ii) three months from the date of the Waiver. Remaining net proceeds shall be used to fund our operations. Until the Agreed Bondholders Payments of are made by us after the sale of the Shares, we agreed that we will not use proceeds from the proposed sale of shares to repay or prepay any debt prior to our currently scheduled due date without consent of the bondholders.

The three months provided to us to make the Agreed Bondholders Payments expired on November 6, 2009, and as of the date of this quarterly report, we had not closed the proposed sale of securities under the Purchase Agreement and we had not made the Agreed Bondholders Payments.  We are continuing to seek to close the sale of the securities under the Purchase Agreement but there is no guarantee that we will be able to do so, as the investors are seeking a modification to the terms of the agreement.  We are currently in discussions with the Bondholders regarding an extension the Waiver or an alternative solution amiable to all parties. If we are required to redeem all or a portion of the bonds, and we do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which would have a material adverse effect on our financial performance, results of operations and stock price.

Full Art International Limited incurred an automobile capital lease obligation due November 09, 2012 that had an outstanding amount of $205,759 as of September 30, 2009.

On February 19, 2008, we and Techwell Engineering Limited were granted a bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000, which is also the total amount of cash collateral for the facility.  All cash collateral was then fully used to off-set a portion of the calling of the bonds for projects in Dubai by the beneficiary in September 2009. This facility is fully utilized.

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among China Architectural Engineering, Inc., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin.  On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000 that increased the total amount of cash collateral to $3,000,000. In September 2009, $2,818,440 of the cash collateral was used to off-set of the calling of the bonds for projects in Dubai by the beneficiary. As of September 30, 2009, we have utilized $1.8 million of the facility.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978).  On September 30, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Open Account Financing and Overdraft in Current Account up to RMB16,800,000.  ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued and Open Account Financing.  As of September 30, 2009, Zhuhai KGE utilized RMB nil (US$ nil) of Bank Accepted Draft and RMB 33.6 million (US$4.9 million) of Overdraft in Current Account.

In September 2009, the beneficiary of a performance bond and advance payment bonds for the projects in Dubai demanded the drawing of approximately $9.4 million in total from the two issuing banks, ABN AMRO Bank NV and HSBC. The calling of the bonds was based on the beneficiary’s belief that it had paid in excess of the construction work performed. We do not believe that the beneficiary had the proper basis for calling the bonds and intend to vigorously defend all of their rights and remedies related to the dispute. On September 30, 2009, after an offset against collateral accounts that we held with the banks, there was approximately $4.5 million in a shortfall amount due to ABN AMRO Bank NV by us that was not paid off.  Such amount is currently outstanding as the temporary loan from the bank at the interest rate at the bank’s cost of funds plus 6%.

We also lease certain administrative and production facilities from third parties. Accordingly, for the nine months ended September 30, 2009 and 2008, we incurred rental expenses of $2.4 million and $1.3 million, respectively.

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

We experienced revenue of $92.5 million for the nine months ended September 30, 2009 compared to revenue of $122.7 million for the same period in 2008. Construction contract related receivables, including contract receivables and costs and earnings in excess of billings as of September 30, 2009 were $108.7 million, an increase of $21.0 million over construction related receivables of $87.7 million as of December 31, 2008. The increase in such receivables reflected the slow down of payment by the customers.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We are currently involved in six lawsuits in which we are suing other parties for overdue payments. The total amount involved is approximately $3.2 million. Additional provision for doubtful accounts in the nine months ended September 30, 2009 was $0.3 million.  As of September 30, 2009, our provision for doubtful accounts was $5.5 million, which was 5.1% of our construction contract related receivables of $103 million. We believed our current reserve for doubtful accounts is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

As indicated above, we entered into the Framework Agreement in June 2009 with Nine Dragon to undertake the projects at the Nine Dragon Holiday Resort that has been under development in the Yangtze River Delta in China. We also entered into the LOI in August 2009 to purchase land from Zhejiang Nine Dragon Co., a subsidiary of Nine Dragon, for an approximate purchase price equal to $55 million. The Nine Dragon Project will require significant capital resources and it will require us to properly manage the project to avoid a material adverse effect on our operating results, cash flows and liquidity. We originally anticipated to use proceeds from the sale of 17 million shares of common stock to fund the project, but the sales transaction has not closed, and there is no guarantee that such sale will occur.  As of the date of this quarterly report, we have not entered into any definitive agreement, and we continue to examine and negotiate the transaction with Zhejiang Nine Dragon.

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

Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $11.2 million, as compared to $15.3 million in the same period in 2008. The change is primarily due to our improvement in cash collection in 2009.

Net cash provided by investing activities was approximately $7.5 million for the nine months ended September 30, 2009 compared to approximately $13.0 million used in investing activities for the nine months ended September 30, 2008. The change was mainly a result of decrease in our restricted cash.  The decrease in the restricted cash was due to the off-setting of such restricted cash as a result of the calling of bonds for projects in Dubai by the beneficiary.

Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2009 compared to $27.2 million provided by the nine months ended September 30, 2008. The decrease was primarily due to convertible bond of $19.5 million issued in 2008 and repayment of notes payable in 2009.

Contractual Obligations

The following table describes our contractual commitments and obligations as of September 30, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,397,431	$1,058,559	$1,644,451	$694,421	$-
Contingent Liabilities (1)	$5,331,411	$5,331,411	$-	$-	$—
Long-term debt (2)	$23,645,242	$-	$23,645,242-	$-	$—

(1)	Includes the $3,500,000 standby guarantee expiring May 2, 2010 issued by ABN AMRO Bank N.V. and $1,831,411 performance bond expiring December 31, 2009 issued by HSBC.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures identified certain material weaknesses, as described below, that caused our controls and procedures to be ineffective.  Notwithstanding the existence of the material weaknesses described below, management has concluded that the interim consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods and dates presented.

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

2.
Management has initiated a Sarbanes-Oxley Act of 2002 Section 404 Compliance Assistance Project, which is intended to meet all requirements required by SEC in our company and all of our subsidiaries. We engaged a consulting firm to assist in the set-up of project and our staff thereafter continued with its implementation.

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

7.
In September 2009, we hired a new Vice President of Finance who was later appointed as our Acting Chief Financial Officer in November 2009.  We believe that the addition of this person will assist the strengthening of the controls and procedures of our company.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and such changes are described above under “Remediation of Material Weaknesses.”

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12(b) of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of our current legal proceedings,

ITEM 1A. RISK FACTORS

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

We were unable to meet the terms and condition of the Waiver agreement that we entered into with the holders of our outstanding Bonds and the 2008 Warrants, and if we are unable to negotiate an extension or other modification to the Waiver, the bondholders may declare a default under the bonds, require us to pay the bonds, which would have a material adverse effect on our results of operations and financial position.

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

•
all amounts owed to ABN AMRO Bank (China) Co. Ltd., Shenzhen Branch or any other ABN AMRO Bank N.V. affiliate in connection with the Bank Overdraft Facility and any outstanding interest on the facility as the date of payment (collectively, the “Agreed Bondholders Payments”).

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

The three months provided to us to make the Agreed Bondholders Payments expired on November 6, 2009, and as of the date of this quarterly report, we had not closed the proposed sale of securities under the Purchase Agreement and we had not made the Agreed Bondholders Payments.  We are continuing to seek to close the sale of the securities under the Purchase Agreement but there is no guarantee that we will be able to do so, as the investors are seeking a modification to the terms of the agreement.  We are currently in discussions with the Bondholders regarding an extension the Waiver or an alternative solution amiable to all parties. If we are required to redeem all or a portion of the bonds, and we do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which would have a material adverse effect on our financial performance, results of operations and stock price.  Any of the foregoing would have a material adverse effect on our results of operation, financial position, cash flows and liquidity.

Our dispute with the master contractor on the Dubai Metro Rail Project may result in costly and time-consuming litigation that could require significant time and attention of management and a reversal of recognized revenue in accordance with the “percentage of completion” method of accounting, either of which may have a material adverse effect on our financial position and results of operations.

Techwell, our wholly owned subsidiary, was removed by the master contractor of the Dubai Metro Rail Project, and such master contractor also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  We and certain of our subsidiaries are guarantor of the bonds that were paid by the banks, and we are liable under the guarantee agreements for such amounts paid by the banks.  Although we do not believe that the master contractor had a proper basis for calling the bonds, there can be no assurance can be given that the dispute will be resolved in our favor.  We had generated approximately $92.8 million in total revenue since construction began in 2008, and depending on the evolving status of the dispute, we may be required to reverse revenue that we have recognized in previously periods under the “percentage of completion” accounting method, which would have a material adverse effect on our results of operations.

The discontinuation of international construction projects and shifting to projects located in mainland China has resulted in a loss of $1.8 million, and it may materially reduce our contracts revenue and net income if we are not able to secure sufficient projects in China.

As a result of our recent restructure and reorganization to turn back to local instead of oversea market due to the recent change in international economic environments, our Shenzhen office was down sized and moved out from the leasehold multi-floor office building to a smaller leased place at minimal operations in September 2009. The set up of the Shenzhen office was originally for the support of the overseas operations which we have decided to discontinue. As a result, the current improvement works to the leasehold multi-floor office building were stopped and was written off in the third quarter of 2009, a loss of $1.8 million.  In addition, a substantial percentage of our revenue has been derived from international projects in the past few years, and with the loss of such sources of revenue going forward, our results of operations will suffer if we are unable to secure a sufficient amount of projects in mainland China to offset the void in revenue that we have received from international projects in the past, which could negatively affect our stock price.

Our failure to properly manage the Nine Dragon Project may result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.

If and when we are able to enter into definitive project agreements for the Nine Dragon Project, which we expect will be material to our operations, we will be required to take on numerous large-scale and complex projects. The quality of our performance on the Nine Dragon Project will depend in large part upon our ability to manage our relationship with Nine Dragon and the project itself and to timely deploy appropriate resources. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete the Nine Dragon Project, or the resources or time needed to meet any milestones.  Further, any defects or errors, or failures to meet in the project could result in large damage claims against us, and, because of the substantial cost of, and potentially long lead-time necessary to acquire certain of the materials, damage claims may be large and thereby have a material adverse effect on our results of operations.

In connection with the Nine Dragons Resort Project, if and when we enter into definitive project agreements, we intend to enter into the real estate development industry, in which we have no significant experience.

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

We intend to enter the real estate property development business, which T is capital intensive. In connection with the Nine Dragons Resort Project, we entered into a letter of intent pursuant to which we intend to pay approximately $55 million to purchase a real estate property for development.  Generally, we intend to finance our property developments through a combination of securities issuances, borrowings from banks, internal funding, in addition to other methods.  We have already experienced difficulties in closing the sale 17 million shares of common stock in a transaction, and there is no guarantee that we will have sufficient cash flow available for land acquisitions or property developments or that we will be able to raise the requisite amount of capital on terms acceptable to us or at all to fund land acquisitions or property developments.

We expect to face significant property development risks before we realize any benefits from a development.

We intend to enter the real estate property development business, which typically requires substantial capital outlays during the construction periods, and it may take months or years before positive cash flows, if any, can be generated by development properties. The time and costs required to complete a property development may increase substantially due to many factors beyond our control, including the shortage, or increased cost of material, equipment, technical skills and labor, adverse weather conditions, natural disasters, labor disputes, disputes with contractors, accidents, changes in government priorities and policies, changes in market conditions, delays in obtaining the requisite licenses, permits and approvals from the relevant authorities and other unforeseeable problems and circumstances. Any of these factors, singly or in aggregate, may lead to a delay in, or the failure of, the completion of a property development and result in costs substantially exceeding those originally budgeted. Failure to complete a property development according to its original plan, if at all, may have an adverse effect on our reputation and could give rise to potential liabilities. As a result, our returns on investments, if any, might not be timely recognized or might be lower than originally expected.

Our business and results of operations may be adversely affected if we fail to obtain, or there are material delays in obtaining, the requisite governmental approvals for a property development.

We intend to enter the real estate industry in the PRC, which is heavily regulated by the PRC government. Developers must comply with a variety of legal and regulatory requirements, as well as the policies and procedures established by local authorities to implement such laws and regulations. To undertake and complete a property development, a real estate developer must obtain permits, licenses, certificates and other approvals from the relevant administrative authorities at various stages of the property development, including land use rights documents, planning permits, construction permits, and certificates or confirmations of completion and acceptance. Each approval is dependent on the satisfaction of a set of conditions.

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

We intend to enter the real estate property development business, and we expect that most purchasers of properties will rely on mortgages to fund their purchases. Increases in interest rates may significantly increase the cost of mortgage financing, thus reducing the attractiveness of mortgages as a source of financing for property purchases and adversely impacting the affordability of properties. In addition, the PRC government and commercial banks may also increase the downpayment requirements, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers.  If the availability or attractiveness of mortgage financing is further reduced or limited, many of our prospective customers may not be able to purchase properties that we may have out for sale. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Potential liability for environmental problems could result in substantial costs.

In our possible entrance into the real estate development industry, we will become subject to a variety of laws and regulations concerning the protection of health and the environment. The particular environmental laws and regulations that apply to any given development site vary greatly according to the site’s location and environmental condition, the present and former uses of the site and the nature of the adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict project development activity in environmentally-sensitive regions or areas, which could have a material adverse effect of our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 5, 2009, we held a special meeting of stockholders called to approve the sale and issuance of 17,000,000 shares of common stock pursuant to the Securities Purchase Agreement dated August 6, 2009.  Of the 53,256,874 shares eligible to vote, 27,027,752 votes were returned, which is more than 50% of the issued and outstanding common stock, constituting a quorum. The votes returned do not include the 5,000,000 shares held by Nine Dragon (Hong Kong) Co. Ltd. that abstained from the vote as the underlying shares were related to the sale of the 17,000,000 shares.  The results of voting on the proposal was approved with 26,634,564 shares voted for, 372,851 voted against and 20,337 abstained from voting, thereby, approving the sale and issuance of the 17,000,000 under the terms of the Securities Purchase Agreement.

After receipt of shareholder approval at the special meeting, we and the investors have sought to close the sales transaction, however, certain new and modified terms and conditions have been requested by the investors, including a change in the use of proceeds as set forth in the securities purchase agreement.  There is no guarantee that the sales transaction of any or all of the 17,000,000 shares of common stock will be completed.  As such, we may be required to seek funding through other means, such as public or private financing or through collaborative arrangements with strategic partners.  We cannot be certain that additional capital will be available on favorable terms, if at all, and any available additional financing may not be adequate to meet our goals.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

November 16, 2009	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board