Form 10-K
period 2009-12-31
China Architectural Engineering, Inc.
filed 2010-03-04
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2009 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $43.2 million.

There were 55,156,874 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 28, 2010.   The registrant’s common stock is listed on the Nasdaq Global Select Market under the ticker symbol “CAEI”.

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
For the Fiscal Year Ended December 31, 2009

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our and their management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our dependence on government contracts and government sponsored contracts;

•	Fluctuation and unpredictability of costs related to our products and services;

•	Changes in the laws of the PRC that affect our operations;

•	Our failure to meet or timely meet contractual performance standards and schedules;

•	Adverse capital and credit market conditions;

•	Any occurrence of epidemic diseases and other cross-region infectious diseases;

•	Reduction or reversal of our recorded revenue or profits due to “percentage of completion” method of accounting;

•	Increasing provisions for bad debt related to our accounts receivable;

•	Our dependence on the steel and aluminum markets;

•	Exposure to product liability and defect claims;

•	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	Expenses and costs related to our issuance of our bonds and bond warrants;

•	Our intended acquisition of an ownership interest in Shanghai ConnGame Network Co. Ltd.;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

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

ii

PART I

ITEM 1.  BUSINESS

Overview

We have traditionally specialized in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects.   We provide timely, high quality, reliable, fully integrated and cost-effective service solutions to our clients using specialized technical expertise in the design, engineering, fabrication, installation and construction of structural exterior cladding systems. We compete on the strength of our reputation, relationships with government and commercial clients, and our ability to give expression to the vision of leading architects. By focusing on innovation while outsourcing commoditized manufacturing work, we believe we are able to add artistic and technological value to projects at cost-effective price points.

Proposed Acquisition of 60% Equity Interest in ConnGame

In December 2009, we and First Jet entered into a letter of intent for the Acquisition (“Letter of Intent”) that set forth the principal terms under which we would issue up to 25,000,000 shares of our common stock to First Jet to acquire 60% of the equity interest of Shanghai ConnGame Network Co. Ltd., a company formed under the laws of the People’s Republic of China (“ConnGame”), which is a developer and publisher of MMORPG (Massively Multiplayer Online Role Playing Game).  In January 2010, our board of directors and stockholders approved our acquisition of a 60% equity interest in ConnGame.

We believe that our proposed acquisition of ConnGame will expand our core capabilities and facilitate our planned transformation into a high-end architectural design consultant and service provider, as we intend to leverage ConnGame’s design engines and virtual applications to broaden our service capabilities and scope of architectural collaborations. We intend to utilize ConnGame's technology and online platform to provide technical consulting and advisory services to architects, real estate developers and governments. We believe our acquisition of ConnGame will enable us to strengthen our core architectural engineering and design abilities. We believe that our planned focus on design and construction will reduce our exposure to unpredictable operational risks that relate to construction projects, in addition to providing us with the tools to strengthen our ability to complete projects within budget limitations. We also believe that the acquisition of ConnGame and its technologies will enable us to better evaluate estimated profitable of construction projects before we enter into contracts. We believe that our technology profile will be strengthened, particularly with ConnGame’s virtual and online and graphic technologies, and that the technology and capabilities will permit us to render more animated, detailed, and interactive designs that could assist us in attaining highly desirable projects from our bidding competitors.

We believe that our acquisition would also enable us to enter China's large online game market, with ConnGame’s two to-be-released MMORPG games.  We believe that the online game industry and its related business model will be a growing market in China.

If and when the acquisition of the 60% interest of ConnGame is completed, we will seek to divide our business services into the following:

•	Construction and fabrication—We intend conduct our construction and fabrication services within China.

•
Construction consulting and design services—We believe that we will be able to utilize the technical skills and expertise of ConnGame to provide unique consulting services for the design and fabrication projects globally, with such services to include real-time and interactive capabilities.

•	Online Games—ConnGame has targeted to launch its first game in mid-2010 and its second game in late 2010, subject to final testing.

•
Network Gaming and Home Decoration—We intend to develop a platform to provide services on home decoration through an interactive style, develop online games to provide to architects, other professionals, and individual consumers the ability to design and interact with other users.

Completion of the proposed acquisition is subject to negotiation and execution of a definitive equity transfer agreement, regulatory approvals, and other customary closing conditions.  Therefore, there can be no guarantee that the acquisition will be consummated.

For additional information regarding our planned operations after the proposed acquisition, please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Acquisition of 60% Equity Interest in ConnGame.”

International and Domestic (China) Construction Market

Historically, the relative growth of the Chinese economy had assisted in the growth of China’s construction industry, especially in the commercial and public works sectors. As architectural designs for these buildings have become more complex, challenging and modern in scope, there has been an increased need for technology driven companies providing high-end specialty curtain wall systems. In addition, governmental agencies and international regulators are becoming more environmentally conscious in the enactment of regulations governing new construction. Awareness of fuel costs and environmental concerns have resulted in regulation designed to ensure that new commercial and public works buildings have a low environmental impact. Technologies such as solar lighting, advanced shading systems and circulating sea water systems are constantly improving the ability of structures to interact with the environment by taking advantage of natural conditions, thus meeting the dual goals of reducing energy costs and lessening environmental impact.

In 2009, as China’s economy has also been negatively impacted by the global economic crisis, investments in the construction sector have been significantly reduced and, as a consequence, China’s construction industry has become a challenging environment in which to operate. The government of the People's Republic of China adopted an economic stimulus package designed to limit the amount of damage that the global financial crisis could do to China’s economy, the third largest economy in the world. The PRC government indicated that the stimulus funds were to be invested in key areas such as housing, rural infrastructure, transportation, health and education, environment, industry, disaster rebuilding, income-building, tax cuts, and finance. We expect that we may be able to benefit from the stimulus plans over the next few years. Preliminary government spending plans indicate that there may be an opportunity for the use of our products, especially on the infrastructure related projects such as large scale railway stations and airport terminals, and public facilities, such as libraries, museums, exhibition halls, stadiums, planetariums and science centers.

The recent trends in the global economy have had a significant adverse impact on the commercial construction industry as a whole. As a result, the competitive environment in which we operate has become more competitive, increasing the number of re-bid construction projects and amount of time between bidding and award of a project, reducing selling prices, and causing competitors to modify the scope and type of projects on which they bid. In 2008 we increased the number of international construction projects, but in 2009 the spread of the global recession and reduction in the nature and scope of international construction projects has led us to primarily focus our attention on domestic projects in China. Dubai, Doha, Kuwait and other middle east region have been suffered a great impact markedly under the global financial crisis. Our projects suffered a certain degree of impact as well. However, we conducted our Dubai and Doha Projects construction under the original schedule, and executed the design for Kuwait project. After the completion of “soft-open” of Dubai Metro Rail Project in September 2009, the contractor called bonds and refused to sign and pay for the project payments, which have resulted in a cash flow difficulties for our company. We dispute the contractor’s rights to call the bonds and seeking remedies for its actions. In addition, after a thorough review and analysis of the feasibility and profitability of the Singapore Project, we determined that it was in the best interests of our company to withdraw from the project.

We do not believe that the international economy will experience a swift recovery in the near future and therefore its negative impact on construction industry still exists and will exist in the near future. As a result, we suspended the orders of the construction of international projects, and shifted the focus of our business to design and professional consulting services. We have taken steps to continue our development and research of new technologies and to maintain our company’s position in the industry. To develop projects and generate revenue, we have sought to join new projects in the position of design and project consultant and the role of material supplier.

Although we believe that a global market opportunity still exists for our services and products despite the difficult environment, we believe that it would be more advantageous to our business to take advantage of our low design and production cost in China. We believe that the Chinese market has faired much better than most of the international markets. With the strength of our reputation and history of notable projects in China, we are focusing our resources and efforts in our domestic market. We believe that we have long-standing relationships with leading Chinese and international architects, having completed high profile projects in China, including the National Grand Theater in Beijing, the Shanghai South Railway Station, the Shenzhen International Airport, the National Palace Museum in Beijing, the Wuhan Qintai Grand Theatre and Wuhan International Horse Racing Course. During the year 2009, we commenced certain landmark projects in China, which consisted of the Changsha Train Station, Changsha Museum, Guangzhou Science Town, and projects in Jinan and Inner Mongolia. These projects are expected to be completed in 2010. We plan to continue to meet the needs of government and private sector customers in the larger cities.

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

We hope that the proposed acquisition of ConnGame will enable us to leverage ConnGame’s design engines and virtual applications to broaden our service capabilities and scope of architectural collaborations. We intend to utilize ConnGame's technology and online platform to provide technical consulting and advisory services to architects, real estate developers and governments.

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

Fabrication

Although we are responsible for hiring suppliers and manufacturers, we subcontract the manufacture of parts made from glass, metal and other materials used in our exterior cladding systems. Once parts have been manufactured by subcontracted factories, we will occasionally process them further. This processing usually entails procedures such as adding metal frames to or drilling holes in glass panes, or cutting and bending steel rods into customized shapes. All of our products are fabricated in accordance with applicable industry and specific customer standards and specifications.

Installation

We have 38 full-time project managers/supervisors and approximately 500 part-time on-site workers who are engaged on our projects. Our installation teams consist of highly trained, skilled and experienced field operatives with established lines of communication between the work site, the technical design department and the factory, ensuring that clients are provided with optimum and cost-effective practical solutions. Site installation is managed through our trained project management staff, and each project has a dedicated project team. On site there are a number of our supervisors who are each responsible for a different section of the curtain wall project. The installation process typically consists of pre-assembly of metal and glass component parts at the project site, the lifting of components by crane to the appropriate location at the site and the final assembly of major components.  The installation team coordinates its site delivery program with the main contract schedule to meet completion deadlines.

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

We offer a variety of support systems:

•	Glass Fin Support System. The facial glass mixing with the glass fin provides facade with maximum transparence, which eliminates the differential expansion among glass metal structures.

•
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

•
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

•
Insulating Glass. Increases a window’s thermal performance and sound insulation; constructed with two or more pieces of glass separated by a desiccant-filled spacer and sealed with an organic sealant. The desiccant absorbs the insulating glass unit’s internal moisture.

•	Laminated Glass. Consists of two or more pieces of glass fused with a vinyl or urethane interlayer and is used primarily for skylight, security and hurricane-resistant application.

•
Energy- Efficient Coated Glass. Provides solar control, both minimizing heat gain and controlling thermal transfer, by adding coatings to glass. In addition, coatings add color and varying levels of reflectively.

•	Spandrel Glass. The use of full coverage paint on insulated glass or polyester opacifier film backing on high performance coated glass for the non-vision areas of the building.

Projects

General

Our work is performed under cost-plus-fee contracts and fixed-price contracts. The length of our contracts varies but typically has duration of one to two years.

Approximately 95% of our sales are from fixed price contracts.  Our remaining sales are from cost-plus-fee contracts. Under fixed-price contracts, we receive a fixed price. Approximately 70% of contracts are modified after they begin, usually to accommodate requests from clients to increase project size and scope. In cases where fixed-price contracts are modified, the fixed price is renegotiated and adjusted upwards accordingly. A disadvantage of fixed-price contracts is that we realize a profit only if we control our costs and prevent cost over-runs on the contracts, which can oftentimes be out of our control, such as cost of materials. An advantage of these contracts is that we can adjust the material and technology that we use in the project, as long as we satisfy the requirements of our customer, and there is a potential to benefit from lower costs of materials.

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

During 2009, we completed approximately 37 projects.  Our three largest projects are Dubai Metro Red Line, Guangdong Science City Headquarter Phase I, and Doha High Rise Office Tower, which accounted for approximately 43.2%, 9.2 % and 7.0% of our sales, respectively, for the year ended December 31, 2009.  For the year ended December 31, 2009, approximately 24% of our sales came from new construction projects starting in 2009 and for the year ended December 31, 2008, approximately 58% of our sales came from new construction projects starting in 2008.

Nine Dragon Project

In May 2009, we entered into a Framework Agreement to undertake several large scale constructions of projects at the Zhejiang Nine Dragon Holiday Resort in China. Pursuant to the terms of the Framework Agreement, the projects are to include the construction of a marine park, playland, movie city and hotel.  In July 2009, we entered into a Letter of Intent of Land Transfer with the affiliates of Shanghai Nine Dragon, and we agreed to sell 17 million shares of our common stock to affiliates of Nine Dragon, with the related proceeds being used as the working capital for the construction of Nine Dragon Project. However, the affiliates attempted to renegotiate the use of proceeds to instead be used for the purchase the apartments of Nine Dragon. Such request was rejected by our board of directors and majority of the stockholders, and as a result, the transaction was not completed. We actively maintain communication with Shanghai Nine Dragon, endeavoring to obtain the design and construction work contracts of the project.

Sales and Marketing

Sales

Sales managers lead our sales and marketing efforts through our domestic headquarters in Zhuhai, China, and our main regional sales offices in Beijing, Shanghai, Guangzhou, Shenzhen, and Wuhan. We deal with overseas operational issues through our subsidiaries in Hong Kong and USA, and establish local project departments only when the project possesses substantial feasibility. We employ full-time project estimators and chief estimators.  Our sales representatives attempt to maintain relationships with governments, developers, general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration. Our sales efforts are further supported by our executive officers and engineering personnel, who have substantial experience in the design, engineering, fabrication, and installation of high-end specialty curtain walls.

We primarily compete for new project opportunities through our relationships and interaction with our active and prospective customer base, which we believe provides us with valuable current market information and sales opportunities. In addition, we are often contacted by governmental agencies in connection with public construction projects, and by large private-sector project owners and general contractors and engineering firms in connection with new building projects both in China and other countries, often at the recommendation of architects and engineers we have worked with in the past.

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

Marketing

Management believes that we have developed a reputation for innovative technology and quality in the specialty high-end curtain wall industry. Marketing efforts are geared towards advancing us as a brand of choice for building the world’s most modern and challenging projects.  Our marketing plan has historically focused on print advertising, participation in tradeshows, exhibitions, lecture and technology briefings to architects and property owners. To better showcase our diverse products to potential customers, we regularly exhibit at leading trade shows and exhibitions. Our dynamic, state-of-the-art trade show exhibits are developed internally to showcase our latest product offerings.

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

As of December 31, 2009, we employed 108 designers and engineers.  We currently own 79 patents, of which 51 are approved, and 28 pending approval. Of the 51 approved, 48 are in China and 3 are in other countries.

We expended $2,926, $711,318 and $111,129 on research and development activities for each of the years ended December 31, 2009, 2008 and 2007, respectively. These amounts exclude design and construction of customized molds used to manufacture the pieces used for a particular project, as well as sample and testing costs.

Backlog

As of December 31, 2009, our total backlog of orders considered to be firm was approximately $39 million, compared with $176 and $106 million at December 31, 2008 and 2007, respectively. Of our 2009 amounts, 92 % of the backlog, or $36 million, is expected to generate revenues in fiscal 2010, compared to 66% of our 2008 backlog ($117 million) realized in fiscal 2009; 80% of our 2007 backlog ($85 million) realized in fiscal 2008 and 100% of our 2006 backlog ($10 million) realized in fiscal 2007. The decrease in backlog is primarily due to the absence of new international projects taken by the company. Our backlog as at December 31, 2009 consisted entirely of projects within our home market of China.

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

The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1994); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

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

As of December 31, 2009, we had 298 full-time employees.  We now have a small number of employees in Doha (Qatar), Dubai (the United Arab Emirates), the United States and Australia.  Approximately 36% of our employees are designers and engineers, 10% are project managers/supervisors and the remaining employees are supply chain and administrative staff. We believe that our relationship with our employees is good.

Available Information

The Company maintains a website at www.caebuilding.com.  This corporate website provides free access to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission.

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

Due to global recession, its negative effect on the construction industry, and other reasons, we do not intend to engage in any international projects in 2010, which accounted for a majority of our revenues in 2009.  We have shifted our focus to projects located in mainland China and our contract revenues and net income will be materially reduced if we are not able to secure sufficient projects in China.

For fiscal 2009, 2008 and 2007, revenue from sales of our products and services internationally (for our purposes, outside of China) represented approximately 57%, 44.6% and 4.9%, respectively, of our total revenue.  As a result of our recent restructure and reorganization to turn back to local instead of oversea market due to the recent change in international economic environments, our Shenzhen office was down sized and moved out from the leasehold multi-floor office building to a smaller leased place at minimal operations in September 2009. The set up of the Shenzhen office was originally for the support of the overseas operations which we have decided to discontinue. As a result, the current improvement works to the leasehold multi-floor office building were stopped and was written off in the third quarter of 2009, a loss of $1.9 million.  In addition, a substantial percentage of our revenue has been derived from international projects in the past few years, and with the loss of such sources of revenue going forward, our results of operations will suffer if we are unable to secure a sufficient amount of projects in mainland China to offset the void in revenue that we have received from international projects in the past, which could negatively affect our stock price.

We depend on a small number of customers for the vast majority of our sales. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. For the year ended December 31, 2009, we had three customers that each accounted for at least 7.0% of the revenues that we generated, with one customer accounting for 43.2% of our revenue. These three customers accounted for a total of approximately 59.4% of our revenue for that period. We expect that we will continue to depend upon a small number of customers for a significant majority of our sales for the foreseeable future.  A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

A substantial portion of our assets has been comprised of construction contract receivables representing amounts owed by a small number of customers. If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to be unable to pay our liabilities and purchase an adequate amount of inventory to sustain or expand our sales volume.

Our construction contract receivables represented approximately 65.7% and 68.8% of our total current assets as of December 31, 2009 and 2008, respectively. As of December 31, 2009, our largest customer represented over 43.9% of the total amount of our construction contract receivables. As a result of the substantial amount and concentration of our construction contract receivables, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to borrow funds to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

The growth of aging receivables and a deterioration in the collectability of these accounts could adversely affect our results of operations.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry.  We recorded a general provision for doubtful accounts amounting to approximately $5.2 million in 2008 and $1.4 million in 2009, which management believes is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  As of December 31, 2009 our provision for doubtful accounts was $6.6 million, which was 6.9% of our construction contract related receivables of $95.8 million. We believed it was appropriate to increase the reserve for doubtful accounts primarily due to an increase in the aging of our accounts receivable, the growth of the outstanding balance of receivables as of December 31, 2009, and the general decline in the domestic and global economy.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

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

Techwell, our wholly owned subsidiary, was removed by the master contractor of the Dubai Metro Rail Project, and such master contractor also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  We and certain of our subsidiaries are guarantor of the bonds that were paid by the banks, and we are liable under the guarantee agreements for such amounts paid by the banks.  Although we do not believe that the master contractor had a proper basis for calling the bonds, there can be no assurance can be given that the dispute will be resolved in our favor.  We had generated approximately $105.4 million in total revenue since construction began in 2008, and depending on the evolving status of the dispute, we may be required to reverse revenue that we have recognized in previously periods under the “percentage of completion” accounting method, which would have a material adverse effect on our results of operations.

Our failure to adequately recover on claims brought by us against project contractors, such as the contractor of the Dubai Metro Rail Project, for additional contract costs could have a negative impact on our liquidity and profitability.

We have brought claims against project contractors for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as contractor- or owner-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  For example, we are currently in a dispute with the contractor of the Dubai Metro Rail Project for amounts that we believe are owed to us but with which the project owner disagrees, including additional contract costs.  At dispute is approximately $42.1 million.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims, if at all, could have a negative impact on our liquidity and profitability.

In 2009, the contractor of the Dubai Metro Rail Project called bonds that were established on our behalf, and our ability to maintain adequate bonding capacity is necessary for us to successfully bid on and win contracts.

In line with industry practice, we are often required to provide performance or payment bonds to clients under contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. In 2009, the contractor of Dubai Metro Rail Project called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on our behalf for the project. Such action had a negative effect on our bonding capacity. We have experienced a decrease in the trading price of our common stock, and as a result, the value of the stock price has lead to insufficient collateral value of bonds and credits. We believe that we still have bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significantly higher costs. There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have failed to make the required interest payment under our $28 million convertible bonds.  The bondholders may declare a default under the Bonds and require us to pay the Bonds.  We have entered into a waiver with the bondholders, but if we are unable to meet the terms and condition of the waiver agreement, which could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

On February 24, 2010, we and the holders of our Bonds and the 2008 Bond Warrants entered into an Amendment and Waiver Agreement (the “Waiver”).  Pursuant to Waiver, which has a three month term, the bondholders and warrantholder agreed to waive their right to a reduction in the conversion price of the Bonds and exercise price of the 2008 Bond Warrants due to our proposed issuance of up to 25,000,000 shares of common stock to First Jet Investment Limited to acquire an equity interest in ConnGame at a price per share less than the current conversion prices of the Bonds and exercise price of the 2008 Bond Warrants.  Pursuant to the Waiver, we agreed to pay the bondholders the interest in arrears owed on the Bonds as of March 31, 2010 in two equal payments on March 31, 2010 and May 31, 2010 of approximately $1.26 million each and to pay 100% of the interest payments on the Bonds that becomes due in April 2010 to be paid on April 15, 2010 of approximately $1.32 million, for aggregate payments of approximately $3.84 million.  We also agreed to repay the principal and all accrued interest that we owe to ABN AMRO Bank (China) Co., Ltd., Shenzhen Branch (the “Overdraft Lender”) under an Overdraft Facility letter in three equal separate installments. The total amount owed to the Overdraft Lender is equal to approximately $4.91 million. The first installment is due no later than March 31, 2010, the second installment is due on April 30, 2010 and the third installment is due on May 31, 2010.

We further agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments specified in the Waiver and the Bonds have been redeemed in full and that any new indebtedness incurred by us for the purpose of repaying the overdraft facility shall (i) not exceed the outstanding amount due and payable under the overdraft facility and (ii) be subordinated to all amount owed under the Bonds.

If we fail to make any of the payments specified in the Waiver or fail to uphold any obligation in the Waiver, then the waiver will be null and void and the bondholders are declare a default and call the bonds for payment.  If we are required to redeem all or a portion of the Bonds, we may be required to seek third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which would have a material adverse effect on our results of operation, financial position, and cash flows and liquidity, and could result in bankruptcy.

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

Pursuant to the Waiver, upon our timely payment of all of the required payments under the Waiver, the bondholders have agreed to commence negotiations in good faith with us to waive their rights under the trust deed governing the 2007 Bonds to require us to redeem the 2007 Bonds at 126.51% of the principal amount, plus all accrued but unpaid interest, at any time after April 12, 2010, and their rights under the trust deed governing the 2008 Bonds to require us to redeem the 2008 Bonds at 116.61% of the principal amount of the Bonds redeemed, plus all accrued but unpaid interest, on any Interest Payment Date on or after April 15, 2010.  However, we cannot assure you that we will be able to reach an agreement with the bondholders for their waiver of such rights.  If we are required to repurchase all or a portion of the Bonds and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price.

There are restrictive covenants in the trust deeds governing our outstanding Bonds and the Waiver relating to our ability to incur future indebtedness.

Each of the trust deeds governing the 2007 and 2008 Bonds does not limit our ability to incur indebtedness, except that as long as any of such Bonds remains outstanding, we agreed not to create any encumbrance upon our present or future assets or revenues to secure any indebtedness or to secure any guarantee of or indemnity in respect of any such indebtedness unless our obligations under the Bonds are secured by the same encumbrance or have the benefit from a guarantee or indemnity in substantially identical terms. The trust deeds do not contain any financial or operating covenants or restrictions on the payment of dividends, incurrence of indebtedness (other than as stated above), transactions with affiliates, incurrence of liens, or the issuance or repurchase of securities by us or any of our subsidiaries.

Pursuant to the Waiver, we agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments required by the Waiver and the Bonds have been redeemed in full.  Additionally, we agreed that any new indebtedness incurred by us for the purpose of repaying the amounts owed to the Overdraft Lender under the overdraft facility letter (i) will not exceed the amounts due under the facility and (ii) will be subordinated to all amounts owed under the Bonds.  Therefore, after we make all of the required payments pursuant to the Waiver, we may incur additional debt, including secured indebtedness or indebtedness by, or other obligations of, our subsidiaries to which the Bonds would be structurally subordinate. A higher level of indebtedness increases the risk that we may default on our indebtedness. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our indebtedness or that future working capital, borrowings or equity financing will be available to pay or refinance such indebtedness.

We issued convertible bonds that include features that will have the effect of reducing our reported operating results during the term of the bonds.

We issued $10,000,000 Variable Rate Convertible Bonds due in 2012 in April 2007 (the “2007 Bonds”) and $20,000,000 12% Convertible Bonds due in 2011 in April 2008 (the “2008 Bonds,” and collectively with the 2007 Bonds, the “Bonds”). At of December 31, 2009, $2 million of the 2007 Bonds have been converted.  The terms of 2007 Bonds and 2008 Bonds include conversion features allowing the holders to convert the Bonds into shares of our common stock. Certain of those conversion features that allow for the reduction in conversion price upon the occurrence of stated events constitute a “beneficial conversion feature” for accounting purposes.  The accounting treatment related to the beneficial conversion and mandatory redemption features of the 2007 and 2008 Bonds and the value of the warrants to purchase 300,000 shares of our common stock expiring 2013 issued in connection with the 2008 Bonds (the “2008 Bond Warrants”) will have an adverse impact on our results of operations for the term of the Bonds. The application of Generally Accepted Accounting Principles required us to allocate $2,171,429 to the beneficial conversion feature of the 2007 Bonds, and $2,183,085 and $1,413,503 to the 2007 Bonds Warrants and 2008 Bond Warrants, respectively, which have been reflected in our financial statements as an interest discount. Also, we have determined that the total redemption premium associated with the mandatory redemption feature of the 2007 and 2008 Bonds is $4,138,418 and ($702,579), respectively. All of the aforementioned amounts associated with the beneficial conversion and mandatory redemption feature of the bonds and the value of the bond warrants are being amortized as additional interest expense over the term of the bonds. This accounting will result in an increase in interest expense in all reporting periods during the term of the bonds, and, as a result, reduce our net income accordingly.

Because we depend on governmental agencies for a significant portion of our revenue, our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate our profits.

Revenues from Chinese government contracts represented approximately 35.2% and 24.4% of our revenues for the years ended December 31, 2009 and 2008, respectively. Our inability to win or renew Chinese government contracts could harm our operations and significantly reduce or eliminate our profits. Chinese government contracts are typically awarded through a regulated procurement process. Some Chinese government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted.

Adverse capital and credit market conditions, in addition to the negative effects of our rapid growth, may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

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

In addition, our ability to meet liquidity needs and access capital has been detrimentally affected by our failure to timely control the speed and magnitude of the company’s expansion after the listing of our common stock on a US national exchange in 2007.  In addition, the delayed payment by customers caused insufficient cash flows, the difficulty of payments caused the delayed payment of bond interests and bank loans, and breaching the contracts.  Rapid growth has caused the internal management and control unable to maintain proper development during and after the expansion such that operation costs dramatically increased.  In response, we have increased our cost-cutting efforts in the first half of 2009.  Nevertheless, the large amount of preliminary spending and substantial costs due to the downsizing have caused the depletion of our capital to the point that it may no longer be able to continue or support regular operations.

The global economic conditions caused by the decline in the worldwide economy and constraints in the credit market has caused, and may continue to cause, clients to delay, curtail or cancel proposed and existing projects, thus decreasing the overall demand for our services and weakening our financial results.

Our clients and potential clients have been impacted by the global economic conditions caused by the decline in the overall economy and constraints in the credit market.  As a result, some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so, thus decreasing the overall demand for our services and adversely impacting our results of operations.   Since 2008, we have conducted a substantial work for the development and undertaking of the international projects, and contributed a large amount of labor, materials and financial resources. As a result, we rapidly obtained numerous high value and high profit projects, and the team and management system were built up at the same time.  However, after the global financial crisis worsened, these projects failed to progress smoothly.  Some national projects were stopped and some unconstructed projects were shut down or the progress of them were slowed down, such as Hong Kong Polytechnic University Project, Nine Dragon Marine Park and Studios Projects, Abu Dhabi Project and the U.S 371 Project.  In addition, progress of other projects were delayed and the receipt of payments for those projects were slowed down, such as Guangzhou Opera House Project, Kuwait Project, Singapore Conservatory Complex, and the At Gardens By the Bay Project.  We have taken a number of measures to prevent the deterioration of the situation, but the results were minimal, and a significant portion of our preliminary spending did not result in revenues for our company.

The current economic volatility has also made it very difficult for us to predict the short-term and long-term impacts on our business and made it more difficult to forecast our business and financial trends.  In addition, our clients may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  Also, our clients may find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  The economic downturn, tightened credit markets and the decline in commodity prices have resulted in reductions in spending capital for the development of new production facilities, adversely affecting our revenues.  Also, ongoing credit constraints in the market could limit our ability to access credit markets in the future and, therefore, impact our liquidity.

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending.  If the global economy remains weak or client spending declines further, then our revenues, profits and our financial condition may continue to deteriorate.

In fiscal 2009, we experienced a substantial decline in our revenues compared to fiscal 2008 and a decrease in project awards.  If the economy remains weak or client spending declines further, then our revenues, backlog, net income and overall financial condition may continue to deteriorate.  In light of current macroeconomic conditions, we are projecting declines in revenues in our power and industrial and commercial market sectors for 2009.  Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which may result in delaying, curtailing or canceling proposed and existing projects by clients.

If our goodwill resulting from our 2007 acquisition of Techwell becomes impaired, then our financial condition and profits may be reduced.

A decline in our stock price and market capitalization, such as our stock price decline in 2009, could result in an impairment of a material amount of our goodwill, which could reduce our earnings.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  In 2007, we acquired Techwell Engineering, and its accordingly recorded goodwill assets in the amount of approximately $8.0 million, which represents a significant portion of our assets.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

Our impairment review did not indicate an impairment of the goodwill, however while this review indicated that the estimated fair value exceeded the carrying value of goodwill, it is reasonably possible that changes in the numerous variables associated with the judgments, assumptions and estimates we made in assessing the fair value of our goodwill, could cause the respective value of this or other reporting units to become impaired.  If our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our condensed consolidated financial statements.

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

We buy semi-finished products made of aluminum, steel and glass, and, to a degree, our business is dependent on the prices and supply of steel and aluminum, which, along with glass, are the principal raw materials used in our products. The steel and aluminum industries are highly cyclical in nature, and steel and aluminum prices have been volatile in recent years and may remain volatile in the future. Our purchases of aluminum ranged from approximately $5.49 to $7.86 per pound and $3.48 to $6.65 per pound during the years ended December 31, 2009 and 2008, respectively, fluctuations of approximately 30% and 91% respectively. The price we paid for steel also fluctuated. For the year ended December 31, 2009, prices for seamless steel tubes ranged from approximately $658 to $731 per ton (a difference of approximately 10%), prices for angled steel ranged from approximately $556 to $614 per ton (a difference of approximately 10%), and prices for steel plates ranged from approximately $527 to $629 per ton (a difference of approximately 17%).

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

We are currently a defendant in a lawsuit in Hong Kong regarding our acquisition of Techwell Engineering Limited (“Techwell”) in November 2007, pursuant to which the sellers have alleged that,  inter alia , (i) we misrepresented to them the financial status of our company and operations during the course the negotiations of the acquisition; and (ii) we failed to perform our obligations under a settlement agreement alleged to have been agreed to by us in January 2009.  We believe this lawsuit to have limited merit and we shall vigorously defend such lawsuit. If however we are unsuccessful in defending the lawsuit, we may be required to pay damages and we may potentially lose our ownership of Techwell.

Pursuant to a Stock Purchase Agreement dated November 7, 2007, the previous shareholders of Techwell, Mr. Ng, Chi Sum and Miss Yam, Mei Ling Maria agreed to sell 100% of the shares in Techwell to us for approximately $11.7 million in cash and shares of common stock of our company. Subsequent to the acquisition, Mr. Ng and Miss Yam were employed by Techwell.

On January 14, 2009, the board of directors of Techwell passed a board resolution, to dismiss both Mr. Ng and Miss Yam with immediate effect and remove Mr. Ng from the board of Techwell (the “Resolution”).   On January 16, 2009, Mr. Ng and Miss Yam filed a lawsuit in the High Court of Hong Kong against us and our subsidiary, Full Art International Limited.  The lawsuit alleges that, inter alia, (i) we misrepresented to them the financial status of our company and operations during the course the negotiations of the acquisition of Techwell; (ii) we failed to perform our obligations under a settlement agreement alleged to have been agreed to by us in January 2009; and (iii) the dismissal of Mr. Ng was unlawful and invalid.

On January 23, 2009 an ex-parte injunction order was granted to Mr. Ng, restraining us from implementing the Resolution, which was eventually dismissed with immediate effect on February 25, 2009 after a court session in the High Court of Hong Kong. Mr. Ng was also ordered to bear the costs of the various court proceedings in connection with the injunction order. On March 27, 2009, Mr. Ng and Miss Yam filed a summons in the High Court of Hong Kong seeking a court order for leave to join the Company’s principal shareholder, KGE Group Limited, as a defendant in the lawsuit, which was granted on April 9, 2009.  As a result, KGE Group Limited became one of the defendants of the lawsuit. On May 12, 2009, the Company filed a Defense and Counterclaim at the High Court of Hong Kong in response to a Statement of Claim served by Mr. Ng and Miss Yam on the Company on April 7, 2009.

We intend to vigorously defend this pending lawsuit; however, no assurance can be given that the lawsuit will be resolved in our favor.  Even if we successfully defend the lawsuit, we may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of our management from our business.  If we are unsuccessful in defending the lawsuit, we may be required to pay a significant amount of damages and/or we may potentially lose ownership of Techwell, which will have a material adverse effect on our business, financial condition or results of operations.   In the event we lose ownership of Techwell, we will lose the approximately $17.3 million of profit contribution since the acquisition of Techwell.

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

Our business activities have required our employees to travel to and work in high security risk countries, which could result in employee death or injury, repatriation costs or other unforeseen costs.

As a company that engaged in international projects, our employees have often traveled to and worked in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. Currently we have approximately 31 employees working in Doha, Qatar and 3 employees in Dubai, UAE. During the peak construction period, we had approximately 52 installation workers in Doha and about 400 installation workers in Dubai, which consist of about 49% full-time company employees (engineers, project managers and supervisors) and 75% non-company contract labor.  As a result, we may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

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

Our failure to attract and retain key employees could impair our ability to provide services to our clients and otherwise conduct our business effectively.

As we shift the focus of our business to that of a professional and technical services company, we will become increasingly labor intensive, and, therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success.  Key personnel include, but is not limited to, Luo Ken Yi, our Chief Executive Officer, Tang Nianzhong, our Vice General Manager, and Ye Ning, our Vice General Manager, each of whom perform vital functions in the operation of our business.  From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients.   In addition, we rely heavily upon the expertise and leadership of our senior management.  If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources in identifying, hiring and integrating new employees.  In addition, the failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index increased to 8.5% in April 2008. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

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

Under the New EIT Law, we and Full Art may be classified as “resident enterprises” of China for tax purpose, which may subject us and Full Art to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us and Full Art. Both our and Full Art’s members of management are located in China. If the PRC tax authorities determine that we or Full Art is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we or Full Art receives from Zhuhai King Glass Engineering Co., Limited or any of our other PRC subsidiaries will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of us and Full Art is holding Zhuhai King Glass Engineering Co., Limited or any of our other PRC subsidiaries, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January, 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi. We currently do not hedge our exposure to fluctuations in currency exchange rates.

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

Contract drafting, interpretation and enforcement in China involves significant uncertainty, which could leave us vulnerable to legal disputes and challenges related to our contracts.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations.  As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Our business license covers our present business, which is to design, fabricate and install curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and provision of related products, for public works and commercial real estate projects.  Any amendment to the scope of our business requires further application and government approval.  In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the PRC authorities for the approval to expand the scope of our business.  We cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of its business.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

PRC companies have not historically been required to adopt a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Exchange Act, such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

RISKS RELATED TO THE PROPOSED ACQUISITION OF 60% EQUITY INTEREST IN CONNGAME

Because our current management has no experience in the development and operation of MMORPG, our business has a higher risk of failure.

Our current management has no professional training or technical credentials in the field of in the development and operation of MMORPG. As a result, they may not be able to recognize and take advantage of potential opportunities in the sector without the aid from the management of ConnGame.  Consequently our operations, earnings and ultimate financial success may suffer harm as a result.

Although we expect that the proposed acquisition will result in benefits to us, we may not realize those benefits because of integration difficulties and other challenges.

The success of the proposed acquisition of ConnGame will be dependent in large part on the success of our management in integrating the operations, technologies and personnel of the two companies. Our failure to meet the challenges involved in successfully completing the integration of the operations of ConnGame or to otherwise realize any of the anticipated benefits of the acquisition, including additional revenue opportunities, could impair our results of operations.

Challenges involved in this integration include, without limitation:

•	integrating successfully each company's operations, technologies, products and services;

•	reducing the costs associated with operations;

•	coordinating the publishing, distribution and marketing efforts to effectively promote the services and products of our combined company; and

•	combining the corporate cultures, maintaining employee morale and retaining key employees.

We may not successfully complete the integration of our operations and ConnGame in a timely manner and we may not realize the anticipated benefits of the proposed acquisition of ConnGame to the extent, or in the timeframe, anticipated. Anticipated benefits assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits may not be achieved.

Our proposed acquisition of ConnGame is subject to adverse tax consequences, including but not limited to the uncertainty under Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer (“Circular 698”) released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

The recent introduction of Circular 698 increases the risk of a general anti avoidance tax challenge by the Chinese tax authority on indirect disposals of the shares in the underlying Chinese companies with a potential consequence of paying Chinese tax on the gain derived from such disposals.  Pursuant to Circular 698, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of her residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.  Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through the abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the tax authority may re-assess the nature of the equity transfer in accordance with the “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

While the term "indirectly transfer" is not defined, we understand that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. The relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country (jurisdiction) and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. Meanwhile, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our proposed acquisition will comply with the Circular 698.  As a result, there is uncertainty as to whether the payment of our common stock for may be subject to tax liability or foreign exchange control in the PRC and there is a risk of unforeseen tax liability, each of which may have a material adverse effect to our financial condition and results of operations.

Through FirstJet, Mr. Jun Tang will become our largest shareholder and the Chairman of our Board of Directors, and the interests of First Jet and Mr. Jun Tang may conflict with the interests of our other shareholders.

As a result of the issuance of 25,000,000 shares to First Jet, it will become our largest shareholder and Mr. Jun Tang will have the ability to strongly influence the nominations of our board of directors and determine the outcome of certain matters submitted to our stockholders, such as the approval of significant transactions. As a result, actions that may be supported by a majority of other stockholders may be blocked by First Jet and Mr. Jun Tang.

If the proposed acquisition of ConnGame closes, we will issue 25,000,000 shares of common stock and our shareholders will suffer immediate and substantial dilution of their investment.

We intend to issue 25,000,000 shares of common stock upon the closing of the ConnGame acquisition in exchange for 60% of the equity ownership of ConnGame, which does not have substantial tangible assets.  As a result of the share issuance, our shareholders will suffer immediate and substantial dilution of their investment based on the adjusted net tangible book value of our company after the transaction.

The development of MMORPG products requires substantial up-front expenditures. We may not be able to recover development costs for our future MMORPG products.

Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful titles remain popular for only limited periods of time, unless refreshed with new content. We will be required to continuously develop new products and enhancements to existing products. Because of the significant complexity of MMORPG games, these products require a longer development time and are more expensive to create than traditional console game products. In addition, the long lead time involved in developing a MMORPG product and the significant allocation of financial resources that each product requires means it is critical that we accurately predict consumer demand for new MMORPG products. If future MMORPG products do not achieve expected market acceptance or generate sufficient sales upon introduction, we may not be able to recover the development and marketing costs associated with new products, and our financial results could suffer.

The interactive entertainment industry is highly competitive and it will be difficult to obtain market share.

We expect to compete with other interactive entertainment gaming publishers. Those competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. Certain of these competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, and adopt more aggressive pricing policies than we do.   Competition in the interactive entertainment industry is intense and we expect new competitors to continue to emerge.

We may be subject to intellectual property claims.

As the number of interactive entertainment products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims.  Our products often utilize complex technology that may become subject to emerging intellectual property rights of others. It is possible that third parties still may claim infringement.  From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming, distracting to management and expensive to defend.

Intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating, supporting or using products or services that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property, which if available at all, may not be available on commercially favorable terms; or

•
redesign the affected interactive entertainment software products or hardware peripherals, which could result in additional costs, delay introduction and possibly reduce commercial appeal of the affected products.

Any of these actions may harm our business and financial results.

Integrating and maintaining internal controls for the combined business may strain our resources and divert management's attention. If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

ConnGame is currently not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of any stock exchange. Upon the completion of the proposed acquisition and as a subsidiary of our company, ConnGame will be subject to such rules and regulations. As described in Item 9A of this Form 10-K, it was determined that we had material weaknesses in our internal control over financial reporting. Integrating and maintaining appropriate internal controls and procedures for the combined business will require specific compliance training of certain officers and employees, will entail substantial costs in order to modify existing accounting systems, and will take a significant period of time to complete.  We may not be able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, or that our internal controls are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

RISKS RELATED TO OUR SECURITIES AND RELATED REGULATIONS

Our stock price is volatile and you might not be able to sell your securities at or above the price you have paid.

Since our initial public offering and listing of our common stock in October 2007, the price at which our common stock had traded has been highly volatile, with a high and low sales price of $0.60 and $27.25, respectively, as through March 2, 2010.  On March 2, 2010, the closing trading price of our common stock was $1.04 per share.  You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance.

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

If our stock price decreases further, the Nasdaq Stock Market may delist our securities, which could limit investors’ ability to trade in our securities.

Nasdaq Listing Rule 5550(a)(2) (the “Rule”) requires that our common stock maintain a minimum bid price of $1.00 per share for 30 consecutive business days.  As of March 2, 2010, our stock price closed at $1.04.  If we do not meet the requirement, our securities may become subject to delisting.  If our common stock is delisted by Nasdaq, the trading market for our common stock would likely be adversely affected, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The market price of our Common Stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.  As of March 2, 2010, we had approximately 55.2 million shares of Common Stock outstanding, and approximately 25.3 million have been registered and/or are otherwise freely tradable without further restriction under the Securities Act of 1933, as amended, by persons other than our affiliates (within the meaning of Rule 144 under the Securities Act). In addition, we registered a total of 6.7 million shares of common stock that are issuable upon the conversion and exercise of outstanding bonds and warrants, based on the current conversion and exercise prices.   All of the shares included in an effective registration statement may be freely sold and transferred.

Our principal stockholder holds 24.2 million shares which may be sold subject to Rule 144. Under Rule 144, an affiliate stockholder who has satisfied a the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of December 31, 2009, 1% of our issued and outstanding shares of common stock was approximately 552,000 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our Common Stock by creating an excessive supply.

Our principal stockholder has significant influence over us.

As of March 2, 2010, our largest shareholder, KGE Group Limited, or KGE Group, beneficially owns or controls approximately 43.7% of our outstanding shares.  Luo Ken Yi, who is our Chief Executive Officer and Chairman of the Board, and Ye Ning, who is our Vice General Manager, are directors of KGE Group. In addition, Luo Ken Yi and Ye Ning own approximately 70% and 10%, respectively, of KGE Group’s issued and outstanding shares.  As a result of its holding, KGE Group has controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. KGE Group also has the power to prevent or cause a change in control. In addition, without the consent of KGE Group, we could be prevented from entering into transactions that could be beneficial to us. The interests of KGE Group, and its control persons, may differ from the interests of our stockholders.

Upon completion of the proposed acquisition of ConnGame and the issuance of 25,000,000 shares to First Jet, it will become our largest stockholder and Mr. Jun Tang, who is First Jet’s sole shareholder and will be our Chairman of the Board upon the completion of the acquisition, will have the ability to strongly influence the nominations of our board of directors and determine the outcome of certain matters submitted to our stockholders, such as the approval of significant transactions. The interests of First Jet, and its control persons, may differ from the interests of our stockholders.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants.  Last year’s annual report on Form 10-K for 2008 contained our first attestation requirement of management’s assessment by our independent registered public accountants.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  Although we were not required to comply with the auditor attestation requirement  this year because we became a non-accelerated filer, we will have to comply with this requirement against next year for our 2010 annual report.  The attestation process by our independent registered public accountants is a relatively new process and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants, when required, are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

As more fully discussed in Item 9A of this Form 10-K, management’s assessment of our internal control over financial reporting identified numerous material weaknesses that rendered our internal control over financial reporting to be ineffective as of December 31, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our material weaknesses include, but are not limited to, a lack of technical expertise and processes to ensure compliance with our policies in a major operating subsidiary, insufficient complement of personnel with an appropriate knowledge and skill to comply with our specific engineering financial accounting and reporting requirements and low materiality thresholds, and noncompliance with our authorization policy.  While we have implemented steps to remediate the identified deficiencies, as disclosed in Item 9A of this Form 10-K, there can be no guarantee that we will be successful in our attempts to correct our significant deficiencies. Our identified material weaknesses may raise concerns for investors and may have an adverse impact on the price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have offices and processing sites in Zhuhai, Shenzhen, Guangzhou, Shanghai, Beijing, Wuhan in China, a corporate office in Hong Kong, one in New York, U.S.A.. All buildings and land are leased. The leases end within 2010 and are under negotiation for renewal. The central office is in Zhuhai, where the majority of design and engineering staff are located. The Beijing and Shanghai offices have smaller design teams as well. All offices are also sales centers for the area.

Hong Kong
63rd Floor, Bank of China Tower, 1 Garden Road	577.7 square meters (office)
Central, Hong Kong

Zhuhai
105 Baishi Road, Jiuzhou West Avenue, Zhuhai, Guangdong	1,080 square meters (office)
1,700 square meters (factory)
Beijing
1302, No.1 Baiyun Road, XiCheng District, Beijing	146 square meters (office)

Shanghai
Room 102, Building A Lane 521 (Hengchang Garden), Wanping South Road Xuhui District, Shanghai	120 square meters (office)

Shunde
No.5 Technology area, Xingtan town, Shunde district, Fo Shan City	5,600 square meters (office & factory)

Shenzhen
West Building 1302, Innovation and Technology Square II, Tain’an Cyber Park, Futian District, Shenzhen	390 square meters (office)]

28G, Yayunxuan, Shi Xia Bei San Jie, Futian District, Shenzhen	260 square meters (office)

Wuhan
Floor 38, No. 568 Jianshe road, Wu Han International Trade Center, Jianghan district, WuHan city	200 square meters (office)

Guangzhou
Room 702, Hui Xiang Ge, Xianglong Garden, No.175 Tianhe North Road, Tianhe District, Guangzhou City	137 square meters (office)

New York City, U.S.A 110 Wall St, 14th Floor, New York, NY 10005, USA	312 square meters (office)

ITEM 3. LEGAL PROCEEDINGS

Techwell Litigation

Pursuant to a Stock Purchase Agreement dated November 7, 2007, the previous shareholders of Techwell Engineering Limited (“Techwell”), Mr. Ng, Chi Sum and Miss Yam, Mei Ling Maria, agreed to sell 100% of the shares in Techwell to the Company for approximately $11.7 million in cash and shares of common stock of the Company. Subsequent to the acquisition, Mr. Ng and Miss Yam were employed by Techwell.

On January 14, 2009, the board of directors of Techwell passed a board resolution, to dismiss both Mr. Ng and Miss Yam with immediate effect and remove Mr. Ng from the board of Techwell (the “Resolution”).   On January 16, 2009, Mr. Ng and Miss Yam filed a lawsuit in the High Court of Hong Kong against the Company and its subsidiary, Full Art International Limited.  The lawsuit alleges that, inter alia, (i) the Company misrepresented to them the financial status of the Company and its operations during the course the negotiations of the Techwell acquisition; (ii) the Company failed to perform its obligations under a settlement agreement alleged to have been agreed to by the Company in January 2009; and (iii) the dismissal of Mr. Ng was unlawful and invalid.  The lawsuit filed by Mr. Ng and Miss Yam requests the court for specific performance of the settlement agreement that was allegedly entered into, which would require the return of the Techwell company to Mr. Ng and Miss Yam, and in the absence of such grant of relief, Mr. Ng and Miss Yam request unspecified damages in lieu of return of the Techwell company.

On January 23, 2009 an ex-parte injunction order was granted to Mr. Ng, restraining the Company from implementing the Resolution, which was eventually dismissed with immediate effect on February 25, 2009 after a court session in the High Court of Hong Kong. Mr. Ng was also ordered to bear the costs of the various court proceedings in connection with the injunction order. On March 27, 2009, Mr. Ng and Miss Yam filed a summons in the High Court of Hong Kong seeking a court order for leave to join the Company’s principal shareholder, KGE Group Limited, as a defendant in the lawsuit, which was granted on April 9, 2009.  As a result, KGE Group Limited became one of the defendants of the lawsuit. On May 12, 2009, the Company filed a Defense and Counterclaim at the High Court of Hong Kong in response to a Statement of Claim served by Mr. Ng and Miss Yam on the Company on April 7, 2009.

As of the date of this report, the Company, Mr. Ng, and Miss Yam are in discussions and negotiations to settle all disputes between the parties.  However, there is no guarantee that the parties will reach an agreement to settle the dispute, in which case the Company intends to vigorously defend itself against the lawsuit.  There can be no assurance that the lawsuit will be resolved in the Company’s favor.  Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management away from its business.  If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations.  In the event we lose ownership of Techwell, we will lose the approximately $17.3 million of profit contribution since the acquisition of Techwell.

Dubai Metro Rail Project Dispute

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. The Company, through its subsidiary Techwell, had been working towards completion of its external envelopes for stations along the Red Line of the Dubai Metro System.  According to the Company’s original construction blueprint, the majority of its construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009.  With less than 5% of its contract remaining to be completed, Techwell was removed by the master contractor of the project, which also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  The Company and certain of its subsidiaries are guarantors of the bonds that were paid by the banks, and the Company is liable under the guarantee agreements for such amounts paid by the banks.  The Company does not believe that the master contractor had a proper basis for calling the bonds and intends to vigorously pursue and defend all of its legal rights and remedies related to the dispute.  The Company has engaged a construction claims consultant to facilitate resolution of the dispute.  The Company and its construction claims consultant, based on a review of the facts, documents, and materials available, believe that the Company has a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as its final amount due for work performed through September 2009.  The Company, with the assistance of its claims consultant, have been continuously evaluating the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in the Company’s and Techwell’s favor.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From September 28, 2007 to June 9, 2008, our shares of common stock were listed for trading on the NYSE Amex under the ticket symbol “RCH.”  On June 10, 2008, our common stock commenced trading on the NASDAQ Global Select Market under the symbol "CAEI." As of March 2, 2010 we had approximately 80 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

On March 2, 2010 the closing sales price for our common stock on the NASDAQ Global Select Market was $1.04 per share.

The following table summarizes the high and low sales prices of our common stock as reported by the NYSE Amex (on and prior to June 9, 2008) and NASDAQ (on and after June 10, 2008).

	High	Low
Year ended December 31, 2009
Fourth Quarter	$1.79	$0.92
Third Quarter	$2.84	$1.46
Second Quarter	$2.47	$0.89
First Quarter	$2.60	$0.60

Year ended December 31, 2008
Fourth Quarter	$7.48	$1.63
Third Quarter	$9.97	$5.08
Second Quarter	$11.82	$5.25
First Quarter	$9.10	$4.75

The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years.   Please see “Risk Factors—Our stock price is volatile and you might not be able to sell your securities at or above the price you have paid.”

Performance Stock Graph

September 28, 2007, the date of our initial listing on a national securities exchange, to the cumulative return over such period of The Nasdaq Stock Market Composite Index, and the Russell 2000 Index.  We do not use a published industry or line-of-business basis, and does not believe we could reasonably identify a different peer group. The graph assumes that $100 was invested on the date on which we completed the public offering of our common stock conducted with its initial listing on September 28, 2007 and in each of the comparative indices on the same date. The graph further assumes that such amount was initially invested in the common stock of our company at the price to which such stock was first offered to the public by our company on the date of our public offering price of $3.50 per share that was conducted in connection with our initial listing. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CHINA ARCHITECTURAL ENGINEERING, INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE RUSSELL 2000 INDEX

	9/28/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
China Architectural Engineering, Inc.	$100	$247.14	$155.71	$279.14	$202.57	$70.29	$28.00	$55.71	$47.71	$30.00
Nasdaq Stock Market (U.S.)	$100	$98.18	$84.36	$84.88	$77.43	$58.38	$56.58	$67.93	$78.56	$84.00
Russell 2000 Index	$100	$95.11	$85.41	$85.62	$84.37	$62.01	$52.49	$63.11	$75.02	$77.64

Dividend Policy

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  We did not pay any cash dividends during 2009, 2008 and 2007.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data for each of the years in the five-year period ended December 31, 2009 and the consolidated balance sheet data as of year-end for each of the years in the five-year period ended December 31, 2009 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with “Item 7 -  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
Consolidated Statements of Income	2009	2008	2007	2006	2005

	(in thousands, except share amounts and earnings per share)
Contract revenues earned	$117,191	$151,666	$86,617	$63,359	$49,515

Cost of contract revenues earned	(94,722)	(128,885)	(64,354)	(46,796)	(36,368)

Gross profit	$22,469	$22,781	$22,263	$16,563	$13,146

Selling, general and administrative expenses	(21,087)	(26,063)	(5,525)	(5,989)	(6,463)

Non-recurring general and administrative expenses	—	—	—	(3,806)	—

Finance Expense	—	—	(208)	—	—

Income/(Loss) from operations	$1,382	$(3,282)	$16,530	$6,768	$6,683
Interest income	58	1	108	—	—
Interest expense	(6,333)	(4,377)	(2,145)	—	(117)

Other income	177	1,922	88	700	501
Other expenses	(329)	(161)	(127)	—	—
Income/(Loss) before taxation	$(5,045)	$(5,897)	$14,455	$7,468	$7,068

Income tax	107	4	(2,422)	(1,318)	(1,157)
Discontinued Operation Loss, net of tax	(1,901)	—	—	—	—
Net Earnings/(Loss)	(6,839)	(5,893)	12,032	6,150	5,910
Net Loss attributable to non-controlling interest	33	20	—	—	—
Net income/(loss)	$(6,806)	$(5,873)	$12,032	$6,150	$5,910
Basic and diluted net income/(loss) per common share	(0.13)	(0.11)	0.24	0.14	0.14
Basic and diluted dividend paid per common share	—	—	—	0.04	0.06
Basic weighted average common shares outstanding	53,256,874	52,034,921	50,357,454	44,679,990	43,304,125
Diluted weighted average common shares outstanding	53,256,874	52,034,921	51,088,144	44,679,990	43,304,125

	December 31,
Consolidated Balance Sheets	2009	2008	2007	2006	2005

	(in thousands)
Current Assets	$135,667	$127,607	$84,988	$43,821	$21,712
Total Assets	146,560	141,538	95,737	44,861	22,320
Current Liabilities	77,324	66,770	39,313	21,784	14,016
Long-term Debt	24,673	25,237	3,910	2,565	-
Total Liabilities	101,997	92,017	43,272	24,349	14,016
Total Stockholders' Equity	44,563	49,521	52,465	20,513	8,304

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

Overview

We were incorporated in the state of Delaware on March 16, 2004. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On October 17, 2006, we closed a share exchange transaction described below, pursuant to which we (i) became the 100% parent of Full Art International, Ltd., a Hong Kong company (“Full Art”), which has four subsidiaries, including the wholly-owned subsidiary, Zhuhai King Glass Engineering Co., Ltd., a company formed under the laws of the People’s Republic of China (“PRC” or “China”), (ii) assumed the operations of Full Art and its subsidiaries and (iii) changed our name from SRKP 1, Inc. to China Architectural Engineering, Inc. Full Art was incorporated in Hong Kong on July 30, 1992 under the Companies Ordinance of Hong Kong.

Domestic (China) and International Construction

We have traditionally specialized in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects.   We compete on the strength of our reputation, relationships with government and commercial clients, and our ability to give expression to the vision of leading architects.

The recent trends in the global economy have had a significant adverse impact on the commercial construction industry as a whole. As a result, the competitive environment in which we operate has become more competitive, increasing the number of re-bid construction projects and amount of time between bidding and award of a project, reducing selling prices, and causing competitors to modify the scope and type of projects on which they bid.  In 2008 we increased the number of international construction projects, but in 2009 the spread of the global recession and reduction in the nature and scope of international construction projects has led us to primarily focus our attention on domestic projects in China.  Dubai, Doha, Kuwait and other middle east region have been suffered a great impact markedly under the global financial crisis.  Our projects suffered a certain degree of impact as well.  During 2009, we have experienced a decrease in the project turnover and an increase in costs and delays in customer payments. As a result, our results of operations have suffered.  However, we conducted our Dubai and Doha Projects construction under the original schedule, and executed the design for Kuwait project.  After the completion of “soft-open” of Dubai Metro Rail Project in September 2009, the contractor called bonds and refused to sign and pay for the project payments, which have resulted in a cash flow difficulties for our company.  As described below, we dispute the contractor’s rights to call the bonds and seeking remedies for its actions.  In addition, after a thorough review and analysis of the feasibility and profitability of the Singapore Project, we determined that it was in the best interests of our company to withdraw from the project.

We do not believe that the international economy will experience a swift recovery in the near future and therefore its negative impact on construction industry still exists and will exist in the near future.  As a result, we suspended the orders of the construction of international projects, and shifted the focus of our business to design and professional consulting services. We have taken steps to continue our development and research of new technologies and to maintain our company’s position in the industry.   To develop projects and generate revenue, we have sought to join new projects in the position of design and project consultant and the role of material supplier.

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

We believe that the Chinese market has faired much better than most of the international markets.  With the strength of our reputation and history of notable projects in China, we are focusing our resources and efforts in our domestic market.   We believe that we have long-standing relationships with leading Chinese and international architects, having completed high profile projects in China.  During the year 2009, we commenced certain landmark projects in China, which consisted of the Changsha Train Station, Changsha Museum, Guangzhou Science Town, and projects in Jinan and Inner Mongolia.  These projects are expected to be completed in 2010.

Revenues and earnings recognition on many construction contracts are measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.  Our work is performed under cost-plus-fee contracts and fixed-price contracts. The length of our contracts varies but typically has a duration of approximately one to two years. Approximately 95% of our sales are from-fixed price contracts. The remaining sales are from cost-plus-fee contracts. Under fixed-price contracts, we receive a fixed price. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Approximately 70% of contracts are modified after they begin, usually to accommodate requests from clients to increase project size and scope. In cases where fixed-price contracts are modified, the fixed price is renegotiated and adjusted upwards accordingly. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs.

Proposed Acquisition of 60% Equity Interest in ConnGame

In December 2009, we and First Jet entered into a letter of intent for the Acquisition (“Letter of Intent”) that set forth the principal terms under which we would issue up to 25,000,000 shares of our common stock to First Jet to acquire 60% of the equity interest of Shanghai ConnGame Network Co. Ltd., a company formed under the laws of the People’s Republic of China (“ConnGame”), which is a developer and publisher of MMORPG (Massively Multiplayer Online Role Playing Game).  In January 2010, our board of directors and stockholders approved our acquisition of a 60% equity interest in ConnGame.  We believe our acquisition of ConnGame will enable us to strengthen our core architectural engineering and design abilities, in addition to enabling us to enter China's large online game market, with ConnGame’s two to-be-released MMORPG games.  We believe that the online game industry and its related business model will be a growing market in China.

Pursuant to the terms of the Letter of Intent, we would issue the total 25,000,000 shares of common stock to First Jet if an independent valuation firm determined that the value of ConnGame was equal or greater to $50 million.  We received an appraisal report dated January 17, 2010 from Shanghai Xinda Asset Appraisal Co., Ltd.  According to the appraisal, subject to its assumptions and limitations, the fair market value of ConnGame on January 15, 2010 was approximately $52 million (RMB 357 million), based on a discounted cash flow model.  In addition, the proposed acquisition and the issuance of the shares will be subject to numerous closing conditions, including the execution of a waiver of reduction to conversion price of our outstanding Bonds or exercise price of the 2008 Warrants.  As described below, we and the bondholders, in addition to other parties, entered into a waiver agreement on February 24, 2010.

Upon the consummation of the acquisition, if and when it shall occur, it is anticipated that Luo Ken Yi will resign as Chairman of the Board of Directors.  Mr. Luo will remain as a member of the Board.  Upon Mr. Luo’s resignation as the Chairman of the Board, the Board will appoint Mr. Jun Tang, the sole shareholder of First Jet, as Chairman of the Board.  Mr. Jun Tang, 47, currently serves as the President and Chief Executive Officer of New Huadu Group, Fujian.  From 2004 to 2008, Mr. Tang served as President of Shanghai SNDA (Nasdaq: SNDA), a interactive entertainment media company in China.  Prior to that, he served as President of Microsoft China Co., Ltd from 2002 to 2004.  From 1997 to 2002, he served as General Manager of Microsoft Global Technical Engineering Center, and from 1994 to 1997 he served as Senior Project Manager for Microsoft US.    Mr. Tang received his doctorate degree, master’s degree and bachelor’s degree in the U.S., Japan and China, respectively.

Completion of the proposed acquisition is subject to negotiation and execution of a definitive equity transfer agreement, regulatory approvals, and other customary closing conditions.  Therefore, there can be no guarantee that the acquisition will be consummated.

Wavier Agreement

On February 24, 2010, we entered into an Amendment and Waiver Agreement (the “Waiver Agreement”) with the holders of our outstanding Variable Rate Convertible Bonds due 2012 (the “2007 Bonds”) and 12% Convertible Bonds due 2011 (the “2008 Bonds,” and collectively with the 2007 Bonds, the “Bonds”) and warrants to purchase 300,000 shares of our common stock expiring 2013 (the “2008 Warrants”).  Pursuant to the Waiver Agreement, the holders of the Bonds and the 2008 Warrants agreed to waive their right to a reduction in the conversion price of the Bonds and the exercise price of the 2008 Warrants upon our anticipated issuance of up to 25,000,000 shares for the proposed acquisition of a 60% ownership interest in ConnGame.  Additionally, the holders of the 2008 Bonds agreed to waive any default under the terms and conditions of the trust deed governing the 2008 Bonds relating to the requirement that KGE Group Limited, our largest shareholder, own at least 45% of our issued and outstanding common stock.

The waivers contained in the Waiver Agreement are subject to numerous conditions.  We agreed to pay the Bondholders the interest in arrears owed on the Bonds as of March 31, 2010 in two equal payments on March 31, 2010 and May 31, 2010 of approximately $1.26 million each and to pay 100% of the interest payments on the Bonds that becomes due in April 2010 to be paid on April 15, 2010 of approximately $1.32 million, for aggregate payments of approximately $3.84 million.  We also agreed to repay the principal and all accrued interest that we owe to ABN AMRO Bank (China) Co., Ltd., Shenzhen Branch (the “Overdraft Lender”) under an Overdraft Facility letter in three equal separate installments. The total amount owed to the Overdraft Lender is equal to approximately $4.91 million. The first installment is due no later than March 31, 2010, the second installment is due on April 30, 2010 and the third installment is due on May 31, 2010.  We also agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments specified in the Waiver Agreement and the Bonds have been redeemed in full and that any new indebtedness incurred by us for the purpose of repaying the Overdraft Facility will (i) not exceed the outstanding amount due and payable under the Overdraft Facility and (ii) be subordinated to all amount owed under the Bonds.

If we fail to make any of the payments specified in the Waiver Agreement, then all rights of the holders of the Bonds and 2008 Warrants waived under the Waiver Agreement to or to be waived under the Waiver Agreement, will not be waived and will be reinstated, and any previous waivers will be null and void.  In such case, appropriate adjustments may be made to reduce the conversion and exercise price of the Bonds and 2008 Warrants. In addition, the bondholders may declare a default under the Bonds and require us to pay the Bonds, which could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

Dubai Metro Rail Project

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. We, through our subsidiary Techwell Engineering Limited, had been working towards completion of our external envelopes for stations along the Red Line of the Dubai Metro System.  According to our original construction blueprint, the majority of our construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009.  With less than 5% of our contract remaining to be completed, Techwell was removed by the master contractor of the project, who also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  We and certain of our subsidiaries are guarantors of the bonds that were paid by the banks, and we are liable under the guarantee agreements for such amounts paid by the banks.  We do not believe that the master contractor had a proper basis for calling the bonds and intend to vigorously pursue and defend all of our legal rights and remedies related to this dispute.  We have engaged a construction claims consultant to facilitate resolution of this dispute.  We and our construction claims consultant, based on a review of the facts, documents, and materials available, believe that we have a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as our final amount due for work performed through September 2009.  We, with the assistance of our claims consultant, have been continuously evaluating the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in our and Techwell’s favor.

Nine Dragon Project

In May 2009, we entered into a Framework Agreement to undertake several large scale constructions of projects at the Zhejiang Nine Dragon Holiday Resort in China. Pursuant to the terms of the Framework Agreement, the projects are to include the construction of a marine park, playland, movie city and hotel.  In July 2009, we entered into a Letter of Intent of Land Transfer with the affiliates of Shanghai Nine Dragon, and we agreed to sell 17 million shares of our common stock to affiliates of Nine Dragon, with the related proceeds being used as the working capital for the construction of Nine Dragon Project. However, the affiliates attempted to renegotiate the use of proceeds to instead be used for the purchase the apartments of Nine Dragon. Such request was rejected by our board of directors and majority of the stockholders, and as a result, the transaction was not completed. We actively maintain communication with Shanghai Nine Dragon, endeavoring to obtain the design and construction work contracts of the project.

Shenzhen Office Relocation

In September 2009, our Shenzhen office was downsized and moved out from the leasehold multi-floor office building to a smaller leased place at minimal operations. The move was a result from our recent restructure and reorganization to turn back to the domestic market in China instead of overseas market due to the recent change in international economic environments. The set up of the Shenzhen office was originally for the support of the overseas operations which now we decided to be discontinued.  As a result, the current improvement works to the leasehold multi-floor office building were stopped and being written off in the period under this report as discontinued operation loss of $1.9 million.

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

Contract Receivable – Contract receivable represents billings to customers on the percentage of work completed and recognized to date based on contract price. An allowance is provided for doubtful collections which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We record an allowance for doubtful collections for our outstanding contract receivable at the end of the period in accordance with generally accepted accounting principles in the United States, and we consider that allowance to be reasonable at December 31, 2009, 2008, and 2007.  As of December 31, 2009, our provision for doubtful accounts was $6.6 million, which was 6.9% of our construction contract related receivables of $95.8 million.

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

Income Taxes – The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented ASC 740-270, Accounting for Income Taxes. Income tax liabilities computed according to the United States, People’s Republic of China (PRC), Hong Kong SAR, Macau SAR and Australia tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes.  A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

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

Goodwill and Intangible Assets - In accordance with ASC 350, “Goodwill and Other Intangible Assets.” the Company does not amortize goodwill or intangible assets with indefinite lives. For goodwill and other intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations.  Based on the impairment tests performed, there was no impairment of goodwill or other intangible assets in fiscal 2009, 2008 and 2007.

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

Results of Operations

The following table sets forth our consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 in U.S. dollars:

	Year Ended December 31,
	2009	2008	2007

	(in thousands, except share amounts and earnings per share)
Contract revenues earned	$117,191	151,666	86,617

Cost of contract revenues earned	(94,721)	(128,885)	(64,354)

Gross profit	$22,469	22,781	22,263

Selling, general and administrative expenses	(21,087)	(26,063)	(5,525)

Non-recurring general and administrative expenses	—	—	—
Finance Expense	—	—	(208)
Income/(Loss) from operations	$1,382	(3,282)	16,530
Interest income	58	1	108
Interest expense	(6,333)	(4,377)	(2,145)

Other income	177	1,922	88
Other expenses	(329)	(161)	(127)
Income/(Loss) before taxation	$(5,046)	(5,897)	14,455

Income tax	107	4	(2,422)
Discontinued Operation Loss, net of tax	(1,901)	—	—
Net Earnings/(Loss)	(6,839)	(5,893)	12,032
Net Loss attributable to non-controlling interest	33	20	—
Net Earnings/(Loss) attributable to the Company	$(6,806)	(5,873)	12,032
Basic and diluted net income/(loss) per common share	(0.13)	(0.11)	0.24

Basic weighted average common shares outstanding	53,256,874	52,034,921	50,357,454
Diluted weighted average common shares outstanding	53,256,874	52,034,921	51,088,144

Years ended December 31, 2009 and 2008

Contract revenues earned for the year ended December 31, 2009 were $117.2 million, a decrease of $34.5 million, or 23%, from the contract revenues earned of $151.7 million for the comparable period in 2008. The primary reasons for the decrease in contract revenues earned were due to major international projects entering the completion phase from which project revenue was declining, such as the Metro Red Line Project in Dubai as well as projects in Doha and New York.  During 2009, we completed approximately 37 projects, with our three largest projects being the Dubai Metro Red Line, Guangdong Science City Headquarter Phase I, and Doha High Rise Office Tower, which accounted for approximately 43.2%, 9.2 % and 7.0% of our contract revenues, respectively, for the year ended December 31, 2009.  We do not expect to engage in international projects in 2010.

Cost of contract revenues earned for the year ended December 31, 2009 was $94.7 million, a decrease of $34.2 million, or 27%, from $128.9 million for the comparable period in 2008. Cost of contract revenues earned consists of raw materials, labor and other operating costs related to contract performance. The decrease in costs of contract revenues earned was primarily due to a decrease in revenue in 2009.  As a percentage of contract revenues, cost of contract revenues was approximately 80.8% for the year ended December 31, 2009, as compared to 85.0% for the same period in 2008.  The decrease in cost of contract revenues as a percentage of revenues was primarily due to various costs control and cutting measures taken in 2009, such as the downsizing of our Shenzhen office.

Gross profit for the year ended December 31, 2009 was $22.5 million, a decrease of $0.3 million, or 1%, from $22.8 million for the comparable period of 2008. Our gross margin for the year ended December 31, 2009 was 19.2% as compared with 15.0% for the year ended December 31, 2008. The increase was primarily a result the costs controlling and cutting measures taken place in the fourth quarter of 2009, including the downsizing of the design and engineering team and reduction of project site-staffing.

Selling, general and administrative expenses mainly consists of staffing related costs, rental charges for offices and equipments, office administrative expenditures, business travel expenses, and depreciation charges. Selling, general and administrative expenses were $21.1 million for the year ended December 31, 2009, a decrease of approximately $5.0 million, or 19%, from $26.1 million for the comparable period in 2008. The decrease was primarily a result of our operational contraction in the fourth quarter of 2009, including a reduction in staffing, office rental and other costs savings associated with curtailing of overseas operations during 2009.

Interest expenses and finance expenses were approximately $6.3 million for the year ended December 31, 2009, an increase of approximately $1.9 million, from $4.4 million for the comparable period in 2008. The increase was primarily due to the additional interest expense for the full year 2009 related to the $20 million convertible bonds that we issued April 2008. The interest expenses related to convertible bonds were $5.9 million, $2.9 million and $1.1 million for the year ended December 31, 2009, 2008 and 2007 respectively.

Income tax benefit was $107,000 in 2009, compared with $4,000 for the year ended December 31, 2008. The primary reason for the decrease in tax was due to the zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during the year 2009 and the deferred tax benefit of a subsidiary, Techwell Engineering Ltd.

Net loss for the year ended December 31, 2009 was $6.8 million, as compared to net income of $5.9 million in 2008.

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

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $0.7 million.

Prior to October 17, 2006, we financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers. On October 17, 2006, concurrently with the close of a share exchange transaction, we received gross proceeds of $3.7 million in a private placement transaction.   After commissions and expenses, we received net proceeds of approximately $3.1 million.  In October 2007, we completed an initial public offering consisting of 847,550 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.0 million.

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

On February 24, 2010, we entered into the Waiver Agreement with the holders of our 2007 Bonds and 2008 Bonds and 2008 Warrants.  Pursuant to the Waiver Agreement, we agreed to pay the bondholders the interest in arrears owed on the Bonds as of March 31, 2010 in two equal payments on March 31, 2010 and May 31, 2010 of approximately $1.26 million each and to pay 100% of the interest payments on the Bonds that becomes due in April 2010 to be paid on April 15, 2010 of approximately $1.32 million, for aggregate payments of approximately $3.84 million.

We also agreed to repay the principal and all accrued interest that we owe to ABN AMRO Bank (China) Co., Ltd., Shenzhen Branch (the “Overdraft Lender”) under an Overdraft Facility letter in three equal separate installments. The total amount owed to the Overdraft Lender is equal to approximately $4.91 million. The first installment is due no later than March 31, 2010, the second installment is due on April 30, 2010 and the third installment is due on May 31, 2010.

We also agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments specified in the Waiver Agreement and the Bonds have been redeemed in full and that any new indebtedness incurred by us for the purpose of repaying the Overdraft Facility will (i) not exceed the outstanding amount due and payable under the Overdraft Facility and (ii) be subordinated to all amount owed under the Bonds.

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

In October 2006, we opened a line of credit facility with the Zhuhai branch of Bank of East Asia for up to a maximum of RMB20,000,000. The credit facility does not require renewal until October 2011. In order to facilitate the extension of the credit facility, we agreed to deposit the equivalent amount in HKD on fixed deposit terms into the Hong Kong branch of Bank of East Asia. This facility is subject to a current interest rate of 5.508% and interest rate adjusts every 6 months. We did not have any amount outstanding as of December 31, 2009.

Our subsidiary, Zhuhai King Glass Engineering Co., Limited, borrowed from Bank of East Asia with a condominium as collateral. This facility, which is due October 25, 2011, is subject to a current interest rate of 5.832% and interest rate adjusts every 6 months. We did not have any amount outstanding as of December 31, 2009.

Full Art International Limited incurred an automobile capital lease obligation due November 09, 2012 that had an outstanding amount of $186,349 as of December 31, 2009.

We also lease certain administrative and production facilities from third parties. Accordingly, for the years ended December 31, 2009 and 2008, we incurred rental expenses of $3,254,251 and $1,602,501, respectively.

On February 19, 2008, we and Techwell Engineering Limited were granted a bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000, which is also the total amount of cash collateral for the facility. All cash collateral was then fully used to off-set a portion of the calling of the bonds for projects in Dubai by the beneficiary. As of December 31, 2009, the facility is fully utilized.

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among China Architectural Engineering, Inc., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000 that increased the total amount of cash collateral to $3,000,000. In September 2009, $2,818,440 of the cash collateral was used to off-set of the calling of the bonds for projects in Dubai by the beneficiary. As of December 31, 2009, we have utilized $1.8 million of the facility.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978).  On September 30, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Open Account Financing and Overdraft in Current Account up to RMB16,800,000.  ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued. and Open Account Financing.  As of December 31, 2009, Zhuhai KGE utilized RMB nil (US$ nil) of Bank Accepted Draft and RMB 33.6 million (US$4.9 million) of Overdraft in Current Account.

In September 2009, the beneficiary of a performance bond and advance payment bonds for the projects in Dubai demanded the drawing of approximately $9.4 million in total from the two issuing banks, ABN AMRO Bank NV and HSBC. The calling of the bonds was based on the beneficiary’s belief that it had paid in excess of the construction work performed. We do not believe that the beneficiary had the proper basis for calling the bonds and intend to vigorously defend all of their rights and remedies related to the dispute. As of December 31, 2009, after an offset against collateral accounts that we held with the banks, there was approximately $4.5 million in a shortfall amount due to ABN AMRO Bank NV by us that was not paid off.  Such amount is currently outstanding as the temporary loan from the bank at the interest rate at the bank’s cost of funds plus 6%.

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

We experienced a decrease of revenue of $34.5 million for the year ended December 31, 2009 compared to an increase of $65.1 million for the same period in 2008. Construction contract related receivables, including contract receivables and costs and earnings in excess of billings as of December 31, 2009 were $97.3 million, an increase of $9.5 million, over construction contract related receivables of $87.8 million as of December 31, 2008. The increase reflected the holding of payment by the customer for our project in Dubai.  In addition, because the collection period typically runs from two months to one year, the increase in such receivables reflects the long collection period.  In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We are currently involved in six lawsuits in which we are suing other parties for overdue payments. The total amount involved is approximately $3.2 million.  We have decided to record a general provision for doubtful accounts amounting to $1.4 million in 2009, which management believes is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  As of December 31, 2009, our provision for doubtful accounts was $6.6 million, which was 6.9% of our construction contract related receivables of $95.8 million.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

In addition to the foregoing, we had a provision for contracts receivables that was reclassified as “Other receivable” in the amount of approximately $9.9 million that represented account receivables of a subsidiary, Techwell Engineering Ltd. (Techwell).  The receivables were acquired through our acquisition of the Techwell in 2007 and have been outstanding since acquisition.   The receivables are guaranteed by previous shareholders of Techwell if not paid within 24 months of the acquisition.  Accordingly, the provision was made and the receivable amount was transferred to amount due from the shareholders under other receivable balances.

At December 31, 2009, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.  We intend to expend a significant amount of capital to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective may be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Net cash used in operating activities for the year ended December 31, 2009 was approximately $21.2 million, as compared to $3.0 million used in the same period in 2008. The change is primarily due to the significant increase in payables in year of 2008, which did not occur in fiscal 2009. The increase in payables in fiscal 2008 consisted of a $10.1 million increase in notes payables and a $16.8 million increase in trade payable as result of the business expansion.  Net cash used in operating activities for the year ended December 31, 2008 was $3.0 million, as compared to $15.5 million used in the same period in 2007. The change is primarily due to the significant increase in payables, including the $10.1 million increase in notes payables, financing the business expansion in year of 2008.

Net cash provided by investing activities was approximately $4.2 million for the year ended December 31, 2009 compared to approximately $10.7 million used by investing activities for the year ended December 31, 2008. The change was mainly a result of the decrease in restricted cash in 2009, which resulted primarily from the release of $5.0 million fixed deposits that were pledged in 2008 for the issuance of advance and performance bonds for Dubai projects to repay the drawdown of the bonds by the client in 2009, in addition to purchases of plant and equipment in 2008 that included $2.2 million for the leasehold improvement and equipments of Shenzhen.  Net cash used by investing activities was approximately $10.7 million for the year ended December 31, 2008 compared to approximately $1.1 million provided for the year ended December 31, 2007. The change was mainly a result of the increases of restricted cash and purchases of plant and equipment in 2008 as indicated above.

Net cash provided by financing activities was $8.3 million for the year ended December 31, 2009 compared to $16.4 million provided for year ended December 31, 2008. The change was primarily a result of the $19.5 million received from the issuance of convertible bonds and warrants in 2008, $9.5 million proceeds from short-term loans in 2009 which mainly represents $4.9 million bank overdraft financing the material purchases, and $4.5 million outstanding balance of the advance and performance bonds drawdown by the client of projects in Dubai, $10.2 million repayments of notes payables and $9.2 million proceeds from shareholders both in 2009.  Net cash provided by financing activities was $16.4 million for the year ended December 31, 2008 compared to $14.9 million provided for the year ended December 31, 2007. The increase was primarily a result of the differences in the proceeds received from the issuance of convertible bonds and warrants, receipt from public offering, proceeds from shareholder and repayment long-term loans among the two years.

Contractual obligations

The following table describes our contractual commitments and obligations as of December 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,063,043	1,063,043	-	-	-
Contingent Liabilities (1)	$5,331,411	$5,331,411	$-	$-	$—
Long-term debt (2)	$24,673,400	-	24,673,400	-	-

(1)           Includes the $3,500,000 standby guarantee expiring May 2, 2010 issued by ABN AMRO Bank N.V. and $1,831,411 performance bond expiring June 30, 2010 issued by HSBC.

(2)           Includes the $8 million convertible bond which is required to be redeemed at 150.87% at maturity at April 4, 2012, which may also be converted into our common stock at a current conversion price of $2.45 per share, accordingly we may re-classify upon conversion, if any. Also includes the $20 million convertible bond which is required to be redeemed at 116.61% at maturity at April 15, 2011, which may be converted into our common stocks at a current conversion price of $6.35 per share, accordingly we may re-classify upon conversion, if any.

Quarterly Information

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total
Contract revenues earned	$24,691	$25,558	$30,599	$36,343	$117,191
Income / (loss) from operations	394	(5,074)	3,832	2,230	1,382
Net earnings (loss)	(1,913)	(8,381)	2,544	944	(6,806)
Net earnings / (loss) per share:
Basic and Diluted	(0.04)	(0.16)	0.05	0.02	(0.13)

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Contract revenues earned	$28,959	$55,978	$41,380	$25,349	$151,666
Income / (loss) from operations	(28,589)	11,110	8,752	5,445	(3,282)
Net earnings (loss)	(28,586)	9,910	7,629	5,174	(5,873)
Net earnings / (loss) per share:
Basic	(0.51)	0.19	0.15	0.10	(0.11)
Diluted	(0.51)	0.18	0.14	0.09	(0.11)

Segment Information

We have one reportable segment that conducts business in the following geographic regions. All amounts are in thousands.

Revenues

	For the year ended December 31,
	2009	2008	2007
For the year ended December 31
Middle East	$58,685	$64,929	$-
Asia	51,979	83,505	86,617
United States	6,527	3,232	-
Total	$117,191	$151,666	$86,617

Long-lived assets

	Middle East	Asia	United States	Total
As of December 31, 2009
Plant and equipment, net	$384	$2,026	$130	$2,540
Intangible assets	-	71	-	71
Goodwill	-	7, 996	-	7, 996
Other non-current assets	161	95	31	287
Total	$545	$10,188	$161	$10,894

As of December 31, 2008
Plant and equipment, net	$488	$5,187	$177	$5,852
Intangible assets	-	51	-	51
Goodwill	-	7,996	-	7,996
Other non-current assets	-	1	31	32

Total	$488	$13,235	$208	$13,931

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

See Note 2(u) of the accompanying audited consolidated financial statements included in this Form 10-K for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of contract receivables by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. We are currently involved in six lawsuits in which we are suing other parties for overdue payments. The total amount involved is US$3,201,424.  We decided to record a general provision for doubtful accounts amounting to $1.4 million in 2009, which management believes is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  As of December 31, 2009, our provision for doubtful accounts was $6.6 million, which was 6.9% of our construction contract related receivables of $95.8 million. In addition to the foregoing, we had a provision for contracts receivables that was reclassified as “Other receivable” in the amount of approximately $9.9 million that represented account receivables of a subsidiary, Techwell Engineering Ltd. (Techwell).  The receivables were acquired through our acquisition of the Techwell in 2007 and have been outstanding since acquisition.   The receivables are guaranteed by previous shareholders of Techwell if not paid within 24 months of the acquisition.  Accordingly, the provision was made and the receivable amount was transferred to amount due from the shareholders under other receivable balances.

Foreign Currency Risk

The Company’s functional currency is United States Dollar (USD), while certain domestic subsidiaries use Renminbi (RMB) and Hong Kong and oversea subsidiaries’ use local currencies as their functional currency.    The majority of our operations are conducted in the PRC. Substantially all of our sales and purchases are conducted within the PRC in RMB. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

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

None.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures identified certain material weaknesses, as described below, that caused our controls and procedures to be ineffective.  Notwithstanding the existence of the material weaknesses described below, management has concluded that the interim consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods and dates presented.

Management’s Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria and due to material weaknesses.

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

Remediation Efforts

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

4.
In June 2009, we reorganized and restructured Techwell’s Corporate Accounting by (a) modifying the reporting structure and establishing clear roles, responsibilities, and accountability, (b) hiring skilled technical accounting personnel to address our accounting and financial reporting requirements, and (c) assessing the technical accounting capabilities in the operating units to ensure the right complement of knowledge, skills, and training.

5.
In 2009, we also reorganized and restructured the budgeting process by (a) centralizing the procurement function to our company to ensure budgets and analyses of Techwell are timely prepared and properly reviewed; (b) implementing new policies and procedures to ensure that appropriate communication and collaboration protocols among our Engineering, Procurement and Corporate Accounting departments; and (c) hiring the necessary technical procurement personnel to support complex procurement activities.    We have hired two experienced technical procurement managers and expect to increase the headcount in the purchase department in the future if necessary.

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

8.
In December 2009, our Acting Chief Financial Officer lead an extensive review of the controls and procedures of our company and developed a detailed remediation and implementation plan for Sarbanes-Oxley Act of 2002 Section 404 compliance to be carried out starting in 2010, which is currently underway.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

Due to the implementation of the remedial measures to address the material weaknesses identified above, there were changes in our internal controls over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

ITEM 9B. OTHER INFORMATION

On October 5, 2009, we held a special meeting of stockholders called to approve the sale and issuance of 17,000,000 shares of common stock pursuant to the Securities Purchase Agreement dated August 6, 2009 (the “Private Placement”).  Of the 53,256,874 shares eligible to vote, 27,027,752 votes were returned, which is more than 50% of the issued and outstanding common stock, constituting a quorum. The votes returned do not include the 5,000,000 shares held by Nine Dragon (Hong Kong) Co. Ltd. that abstained from the vote as the underlying shares were related to the sale of the 17,000,000 shares.  The results of voting on the proposal was approved with 26,634,564 shares voted for, 372,851 voted against and 20,337 abstained from voting, thereby, approving the sale and issuance of the 17,000,000 under the terms of the Securities Purchase Agreement.

After receipt of stockholder approval at the special meeting, we and the investors sought to close the sales transaction, however, the investors insisted on certain new and modified terms and conditions, including a change in the use of proceeds as set forth in the Securities Purchase Agreement.  After further negotiations with the investors, we abandoned plans to conduct the Private Placement and terminated our letter of intent to purchase land from Zhejiang Nine Dragon Co. in connection with the Nine Dragons Resort Project.  As such, we may be required to seek funding through other means, such as public or private financing or through collaborative arrangements with strategic partners.  We cannot be certain that additional capital will be available on favorable terms, if at all, and any available additional financing may not be adequate to meet our goals.

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

SCHEDULE II
China Architectural Engineering, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2009, 2008 and 2007

Allowance for Doubtful Accounts:	Balance at the Beginning of the Year	Charge to Cost and Expenses	(Deductions)/ Additions	Balance at the End of the Year

Year ended December 31, 2007	$417,648	$-	$(201,947)	$215,701
Year ended December 31, 2008	215,701	5,000,000	-	5,215,701
Year ended December 31, 2009 (1)	5,215,701	1,426,685	-	6,642,386
____

(1)
We had a provision for contracts receivables that was reclassified as “Other receivable” in the amount of approximately $9.9 million that represented account receivables of a subsidiary, Techwell Engineering Ltd. (“Techwell”).  The receivables were acquired through our acquisition of the Techwell in 2007 and have been outstanding since acquisition.   The receivables are guaranteed by previous shareholders of Techwell if not paid within 24 months of the acquisition.  Accordingly, the provision was made and the receivable amount was transferred to amount due from the shareholders under other receivable balances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Zhuhai, People’s Republic of China, on March 3, 2010

China Architectural Engineering, Inc.

/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luo Ken Yi	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 3, 2010
Luo Ken Yi
/s/ Gene Michael Bennett	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2010
Gene Michael Bennett

/s/ Tang Nianzhong	Vice General Manager and Director	March 3, 2010
Tang Nianzhong

/s/ Zheng Jinfeng	Director	March 3, 2010
Zheng Jinfeng

/s/ Zhao Bao Jiang	Director	March 3, 2010
Zhao Bao Jiang

/s/ Kelly Wang	Director	March 3, 2010
Kelly Wang

Director
Miu Cheung

/s/ Chia Yong Whatt	Director	March 3, 2010
Chia Yong Whatt

Exhibit Index

Exhibit No.	Exhibit Description

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

4.12	China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).
4.13
Amendment No. 1 to China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).

4.14
Form of Stock Option Agreement for 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 21, 2010).

4.15
Form of Restricted Stock Agreement for 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 21, 2010).

4.16
Form of Restricted Stock Unit Agreement for 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 21, 2010).

4.17
Form of Stock Appreciation Rights Agreement for 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 21, 2010).

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

10.12
Employment Agreement dated March 12, 2008 by and between the Registrant and Charles John Anderson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009).

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

10.20
Form of Notice of Grant of Stock Option of the Registrant's 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

10.21
Form of Stock Option Agreement (including Addendum) of the Registrant's 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

10.22
Form of Stock Issuance Agreement (including Addendum) of the Registrant's 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

10.23
Form of Stock Purchase Agreement (including Addendum) of the Registrant's 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

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

10.27
Employment Agreement with Li Chengcheng dated as of March 30, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009).

10.28
Employment Agreement with Gene Michael Bennett dated as of October 5, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009).

10.29
Stock Option  Agreement with Gene Michael Bennett dated as of October 5, 2009 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009).

10.30
Securities Purchase Agreement dated as of August 6, 2009 by and between China Architectural Engineering, Inc., KGE Group Limited and certain investors (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2009).

10.31	Amendment and Waiver Agreement dated as of August 6, 2009, by and among China Architectural Engineering, Inc., KGE Group Limited, ABN AMRO Bank N.V., London Branch, and CITIC Allco Investment Ltd.
10.32
Loan Agreement dated June 17, 2009 entered into by and between KGE Group Ltd. and the Company  (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).

10.33
Amendment and Waiver Agreement dated February 24, 2010 by and among The Royal Bank of Scotland N.V., London Branch (formerly ABN AMRO Bank N.V., London Branch); CITIC Capital China Mezzanine Fund Limited; ABN AMRO Bank (China) Co., Ltd., Shenzhen Branch; Mr. Luo Ken Yi; Mr. Jun Tang; KGE Group Limited; and First Jet Investments Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on February 24, 2010).

10.34
Framework Agreement of Marine Park and Holiday Resorts Project entered into by and between the Company and Shanghai Nine Dragon Co. Ltd (translated) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 17, 2009).

14.1	Code of Business Conduct and Ethics
23.1	Consent of Samuel H. Wong & Co., LLP.
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

CHINA ARCHITECTURAL ENGINEERING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(Stated in US dollars)

INDEX

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS	F-3 – F-4

CONSOLIDATED STATEMENTS OF INCOME	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	F-7 – F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 – F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
China Architectural Engineering, Inc.

We have audited the accompanying consolidated balance sheets of China Architectural Engineering, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Architectural Engineering, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
January 20, 2010	Certified Public Accountants

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)
	Notes	As of December 31,
		2009	2008
ASSETS
Current assets
Cash and cash equivalents		$740,125	$9,516,202
Restricted cash		3,033,819	7,451,388
Contract receivables, net	(3)	89,189,103	71,811,627
Costs and earnings in excess of billings		8,100,580	15,988,920
Job disbursements advances		2,696,794	2,252,241
Other receivables, net	(4)	30,768,067	18,614,928
Inventories	(5)	727,499	308,842
Deferred income taxes, current		113,033	3,264
Other current assets		297,838	1,659,307
Total current assets		135,666,858	127,606,719

Non-current assets
Plant and equipment, net	(6)	2,539,457	5,852,110
Intangible Assets	(7)	70,610	50,720
Goodwill		7,995,896	7,995,896
Other non-current assets		287,586	32,137

TOTAL ASSETS		$146,560,407	$141,537,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	(8)	$9,529,880	$-
Notes payable		-	10,193,088
Accounts payable		26,614,484	35,510,827
Billings over costs and estimated earnings		6,098,666	5,358,527
Amount due to shareholder		10,080,345	924,687
Other payables		9,360,314	7,364,816
Income tax payable		-	2,318,743
Business and other taxes payable		4,923,771	3,304,522
Customers’ deposits		6,392,676	-
Other Accruals		4,324,011	1,794,879
Total current liabilities		77,324,147	66,770,089

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)
	Notes	As of December 31,
		2009	2008

Non-current liabilities
Long term bank loans	(8)	$109,239	$328,285
Convertible bond payable, net	(9)	24,564,161	24,907,170

TOTAL LIABILITIES		$101,997,547	$92,005,544

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and December 31, 2008
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,256,874 shares issued and outstanding at December 31, 2009 and December 31, 2008		$53,257	$53,257
Additional paid in capital		24,938,476	23,043,792
Statutory reserves		3,040,595	3,040,595
Accumulated other comprehensive income		5,422,854	5,443,432
Retained earnings		11,134,067	17,940,421
Total Company shareholders’ equity		44,589,249	49,521,497
Noncontrolling interests		(26,389)	10,541
Total shareholders’ equity		44,562,860	49,532,038
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$146,560,407	$141,537,582

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)
	Notes	Years ended December 31,
		2009	2008	2007

Contract revenues earned	(10)	$117,190,918	$151,665,672	$86,617,239
Cost of contract revenues earned		94,721,967	128,884,736	64,353,915
Gross profit		$22,468,951	$22,780,936	$22,263,324

Selling, general and administrative expenses		21,087,131	26,062,543	5,525,130
Finance expenses		-	-	208,197
Income / (Loss) from operations		$1,381,820	$(3,281,607)	$16,529,997

Interest income		58,425	762	108,241
Interest expense		(6,333,486)	(4,377,331)	(2,144,768)
Other income		176,871	1,922,285	88,385
Other expenses		(329,241)	(161,422)	(127,043)
Income / (Loss) before taxation on Continuing Operations		$(5,045,611)	$(5,897,313)	$14,454,812
Income tax /(tax benefit)	(11)	(107,031)	(3,649)	2,422,484
Discontinued Operation Loss, net of tax	(14)	1,900,794	-	-
Net Earnings/(Loss) including non-controlling interest		$(6,839,374)	$(5,893,664)	$12,032,328

Net Loss attributable to non-controlling interest		33,020	20,249	-

Net Earnings/(Loss) attributable to the Company		$(6,806,354)	$(5,873,415)	$12,032,328

Earnings/(Loss) per share:
Basic		$(0.13)	$(0.11)	$0.24
Diluted		$(0.13)	$(0.11)	$0.24

Weighted average shares outstanding:
Basic		53,256,874	52,034,921	50,357,454

Diluted		53,256,874	52,034,921	51,088,144

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)
	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net Earnings/(loss)	$(6,839,374),	$(5,893,664)	$12,032,328
Noncontrolling interest	33,020	20,249	-
Depreciation expense	851,441	761,010	334,378
Bad debt expense	1,426,685	5,000,000	291,666
Amortization expenses on intangible assets	19,735	19,666	-
Amortization expenses on convertible bond discount	1,551,675	1,901,739	2,144,768
Loss on disposal of fixed assets	2,670,851	-	-
(Increase)/decrease in inventories	(418,657)	219,901	(505,635)
Increase in receivables	(23,068,960)	(35,503,221)	(41,988,830)
(Increase)/decrease in other assets	551,698	44,596	(117,038)
Increase in payables	2,061,608	30,445,703	12,306,736
Net cash used in operating activities	$(21,160,278)	$(2,984,021)	$(15,501,627)

Cash flows from investing activities
Decrease/(increase) in restricted cash	$4,417,569	$(6,856,372)	$2,148,126
Purchases of intangible assets	(44,148)	-	-
Loss from disposal of intangible assets	4,523	-	-
Decrease in security deposit	-	-	565,795
Purchases of plant and equipment	(209,639)	(3,886,532)	(1,649,170)
Net cash provided/(used) in investing activities	$4,168,305	$(10,742,904)	$1,064,751

Cash flows from financing activities
Proceeds from short-term loans	$9,529,880	$-	$2,578,550
Repayments of short-term loans	-	(2,578,550)	-
Repayments of notes payable	(10,193,088)	-	-
Repayments of long-term loans	(219,046)	(115,596)	(2,121,098)
Proceeds for amount due to shareholder	9,155,658	-	1,442,291
Repayments of amount due to shareholder	-	(410,169)	-
Proceeds from issuance of common stock	-	-	3,338,470
Increase in additional paid in capital from issuance of common stock	-	8,102	-
Issuance of convertible bond and warrants	-	19,500,000	9,700,000
Net cash provided in financing activities	$8,273,404	$16,403,787	$14,938,213

Net increase/(decrease) in cash and cash equivalents	$(8,718,569)	$2,676,862	$501,337
Effect of foreign currency translation on cash and cash equivalents	(57,508)	2,799,172	1,422,865
Cash and cash equivalents - beginning of year	9,516,202	4,040,168	2,115,966
Cash and cash equivalents - end of year	$740,125	$9,516,202	$4,040,168

Other supplementary information:
Cash paid during the year for:
Interest paid	$508,055	$816,004	$119,335
Income tax paid	$-	$203,682	$1,012,332

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
AS OF DECEMBER 31, 2009, 2008 AND 2007
(Amount Stated in USD)
	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Noncontrolling Interest	Total
Balance, January 1, 2007	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$-	$20,512,704
Net earnings including non-controlling interests						12,032,328		12,032,328
Proceed from issuance of common stock	1,783,416	1,784	9,163,264					9,165,048
Less: Cost of stock issuance			(951,434)					(951,434)
Adjustment of Zhuhai KGE Co Ltd Retained Earnings to eliminate Dividend Paid						3,844,897		3,844,897
Adjustment of Zhuhai Career Training School pre-acquisition Deficits						14,429		14,429
Adjustment of CAEI retained earnings/(deficits)						(1,955,262)		(1,955,262)
Additional Paid-in Capital from warrants and beneficial conversion feature			8,379,027					8,379,027
Appropriation to statutory reserve				1,603,372		(1,603,372)		-
Foreign currency translation adjustment					1,422,865			1,422,865
Non-controlling interests							49,482	49,482
Balance, December 31, 2007	51,783,416	$51,784	$23,665,558	$3,040,595	$1,892,829	$23,813,836	$49,482	$52,514,084

Balance, January 1, 2008	51,783,416	$51,784	$23,665,558	$3,040,595	$1,892,829	$23,813,836	$49,482	$52,514,084
Net Loss including non-controlling interests						(5,873,415)	(20,249)	(5,893,664)
Proceed from issuance of common stock	902,030	902	602,221					603,123
Conversion of bond	571,428	571	1,379,908					1,380,479
Less: Cost of stock issuance								-
Additional Paid-in Capital from warrants and beneficial conversion feature			(2,603,895)					(2,603,895)
Appropriation to statutory reserve
Foreign currency translation adjustment					3,550,603			3,550,603
Non-controlling interests							(18,692)	(18,692)
Balance, December 31, 2008	53,256,874	$53,257	$23,043,792	$3,040,595	$5,443,432	$17,940,421	$10,541	$49,532,038

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – CONTINUED
AS OF DECEMBER 31, 2009, 2008 AND 2007
(Amount Stated in USD)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Noncontrolling Interest	Total

Balance, January 1, 2009	53,256,874	$53,257	$23,043,792	$3,040,595	$5,443,432	$17,940,421	$10,541	$49,532,038
Net loss including non-controlling interests						(6,806,354)	(33,020)	(6,839,374)
Additional Paid-in Capital from warrants and beneficial conversion			1,894,684					1,894,684
Foreign currency translation adjustment					(20,578)			(20,578)
Non-controlling interest							(3,910)	(3,910)
Total comprehensive income								(4,969,178)

Balance, December 31, 2009	53,256,874	$53,257	$24,938,476	$3,040,595	$5,422,854	$11,134,067	$(26,389)	$44,562,860

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

The consolidated financial statements include the accounts of the Company and its thirteen subsidiaries. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as non-controlling interests.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

As of December 31, 2009, detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity interest %

Full Art International Limited	Hong Kong	100

Zhuhai King Glass Engineering Co., Limited	PRC	100

Zhuhai King General Glass Engineering Technology Co., Limited	PRC	100

King General Engineering (HK) Limited	Hong Kong	100

KGE Building System Limited	Hong Kong	100

KGE Australia Pty Limited	Australia	55

Zhuhai City, Xiangzhou District Career Training School	PRC	72

Techwell Engineering Limited	Hong Kong	100

Techwell International Limited	Macau	100

Techwell Building System (Shenzhen) Co. Limited	PRC	100

CAE Building Systems, Inc.	USA	100

China Architectural Engineering (Shenzhen) Co., Ltd.	PRC	100

Techwell International (SEA) Pte. Ltd.	Singapore	100

CAE Building Systems (Singapore) Pte. Ltd.	Singapore	100

(c)	Use of estimates

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(f)	Goodwill and Intangible Assets

In accordance with ASC 350, “Goodwill and Other Intangible Assets.” the Company does not amortize goodwill or intangible assets with indefinite lives.

For goodwill and other intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations.  Based on the impairment tests performed, there was no impairment of goodwill or other intangible assets in fiscal 2009, 2008 and 2007.

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

Restricted cash represents cash being restricted to usage at site for specific projects.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(k)	Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2009, 2008 and 2007 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

Components of basic and diluted earnings per share were as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Net Earnings/(Loss) attributable to the Company	$(6,806,354)	$(5,873,415)	$12,032,328

Basic Weighted Average Shares Outstanding	53,256,874	52,034,921	50,357,454
Dilutive Shares:
- Addition to Common Stock from Conversion of Notes	-	-	-
- Addition to Common Stock from Exercise of Warrants	-	-	730,690

Diluted Weighted Average Outstanding Shares:	53,256,874	52,034,921	51,088,144

Earnings Per Share
- Basic	$(0.13)	$(0.11)	$0.24
- Diluted	$(0.13)	$(0.11)	$0.24

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

In respect of the Company’s subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
Zhuhai King Glass Engineering Co., Limited (“Zhuhai KGE”) and Zhuhai King General Glass Engineering Technology Co., Limited (“Zhuhai KGGET”) are located in Zhuhai and were subject to the PRC corporation income tax rate of 18% in 2008 and 20% in 2009. In accordance to China’s Enterprise Income Tax Law (“EIT Law”) effective from January 1, 2008, the tax rate for these two subsidiaries will be gradually increased to 25% by 2012.The Company anticipates that as a result of the EIT law, its income tax provision will increase, which could adversely affect Zhuhai KGE’s financial condition and results of operations.

•
China Architectural Engineering (Shenzhen) Co., Ltd. is located in Shenzhen and is subject to the 20% income tax rate that will be gradually increased to the uniform rate of 25% by 2012 as according to the new EIT law.

•	Full Art International Limited, King General Engineering (HK) Limited, and KGE Building System Limited are subject to the Hong Kong profits tax rate of 16.5%.

•
Techwell Engineering Limited is subject to a Hong Kong profits tax rate of 16.5%. Techwell International Limited is a Macau registered company and therefore is subject to Macau profits tax rate of 12%.  Techwell Building System (Shenzhen) Co. Limited is located in Shenzhen and is subject to PRC corporate income tax rate of 20% that will be gradually increased to the uniform rate of 25% by 2012 as according to the new EIT law.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

•      KGE Australia Pty Limited is subject to a corporate income tax rate of 30%.

•      The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and  957.

•      The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in the PRC and Hong Kong.  Based on the consolidated net earnings for the year ended December 31, 2009, the Company shall be taxed at the 35% tax rate.

•      Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate except on oil companies and bank.

•      Subsidiaries in Singapore are subject a effective corporate income tax rate of 8.5% on taxable income amount in excess of Singapore dollar $100,000 .

(n)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $11,302, $371,664 and $140,236 for the years ended December 31, 2009, 2008 and 2007, respectively.

(o)	Research and development

All research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses were $2,926, $711,318 and $111,129 for the years ended December 31, 2009, 2008 and 2007, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

(q)	Selling, general and administrative expenses

Selling, general and administrative expenses including employee salaries, pension costs, marketing costs, insurance, rent, and depreciation, etc. The decrease was primary due to the decrease in contract revenues.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(r)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at December 31, 2009 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2009	2008	2007
Period end RMB : US$ exchange rate	6.8372	6.8225	7.3141
Average yearly RMB : US$ exchange rate	6.8331	6.9564	7.6172

Period end HKD : US$ exchange rate	7.7551	7.7499	7.8049
Average yearly HKD : US$ exchange rate	7.7518	7.7859	7.8026

Period end AED : US$ exchange rate	3.6738	3.6731	N/A
Average yearly AED : US$ exchange rate	3.6710	3.6736	N/A

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(s)	Statutory reserves

Statutory reserves for foreign investment enterprises are referring to the amount appropriated from the net earnings in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(u)	Recent accounting pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company is still evaluating the impact of the above pronouncement.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is still evaluating the impact of the above pronouncement.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162  the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

3.	CONTRACT RECEIVABLES

	December 31, 2009	December 31, 2008
Contract receivables	$95,831,489	$77,027,328
Less: Allowance for doubtful accounts	(6,642,386)	(5,215,701)

Net	$89,189,103	$71,811,627

Allowance for Doubtful Accounts	December 31, 2009	December 31, 2008
Beginning balance	$5,215,701	$215,701
Add: Allowance created	1,426,685	5,000,000

Ending balance	$6,642,386	$5,215,701

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

4.	OTHER RECEIVABLES

Other receivables consisted of the following:

	December 31, 2009	December 31, 2008
Due from sellers of Techwell, the subsidiary (1)	$11,333,253	$1,424,123
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	6,054,905	11,172,032
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,414,397	-
Other related parties receivables	253,638	-
Deposits for site operations of projects in PRC	2,903,171	5,751,476
Other	808,703	267,297

Total	$30,768,067	$18,614,928

(1)
On November 6, 2007, the Company, through Full Art International, Ltd. (“Full Art”), acquired all of the issued and outstanding shares in the capital of Techwell Engineering Limited, a limited liability company incorporated in Hong Kong (“Techwell”) pursuant to a Stock Purchase Agreement (the “Agreement”) dated November 6, 2007, entered into by and among Ng Chi Sum and Yam Mei Ling (each a “Shareholder” and collectively, the “Shareholders”), the Company and Full Art.  Pursuant to the terms and conditions of the Agreement, the Shareholders agreed that each of them would pay any and all accounts receivables of Techwell if not paid by the customers within 24 months of the acquisition date.  The 24 month period has expired and a total of $9,909,130 is due and payable from the Shareholders. The amount is included in the other receivable due from sellers of Techwell.

(2)	The amount mainly represents the purchases advances to Kangbao Electrical Company Limited (Kangbao) for the supplies of materials for the projects of the Company.

(3)
The Company believes that the client of the Dubai projects did not have proper grounds for the drawdown of the advance payment and performance bonds which the company issued for the projects,The Company also believes that the client should not be entitled to the drawdown and is now proceeding the claim back of the amount.

5.	INVENTORIES

	December 31, 2009	December 31, 2008
Raw materials at sites	$727,499	$308,842

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of: -

	December 31, 2009	December 31, 2008

At cost
Motor vehicle	$1,242,928	$1,568,165
Machinery and equipment	2,381,755	3,221,028
Furniture, software and office
equipment	1,795,595	2,443,382
Building	-	311,596
Leasehold improvement	267,038	2,198,367
	$5,687,316	$9,742,538

Less: Accumulated depreciation
Motor vehicle	$825,536	$774,977
Machinery and equipment	1,420,536	1,975,014
equipment	804,516	908,591
Building	-	24,538
Leasehold improvement	97,271	207,308
	$3,147,859	$3,890,428

	$2,539,457	$5,852,110

Depreciation expenses included in the selling and administrative expenses for years ended December 31 2009 and 2008 were $851,441 and $761,010 respectively.

7.	INTANGIBLE ASSETS

	December 31, 2009	December 31, 2008

At cost
Intangible Assets	$98,673	$99,567
Less: Accumulated amortization	28,063	48,847

	$70,610	$50,720

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

8.	LOANS

A.	SHORT-TERM BANK LOANS

	December 31, 2009	December 31, 2008

ABN Amro N.V. Overdraft in Current Account at interest rate at 6.5% per annum	4,906,266	-

ABN Amro N.V. Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,546,504	-

Automobile capital lease obligation (hire purchase),amount due within one year, last installment due November 9, 2012	77,110	-

	$9,529,880	$-

B.	LONG-TERM BANK LOANS

	December 31, 2009	December 31, 2008

Bank of East Asia (China) Ltd., Apartment Mortgage, amount due after one year, at 5.184% per annum, subject to variation every 6 months, last installment due January 4, 2012, full outstanding amount repaid in May 2009	$-	$141,811

Automobile capital lease obligation (hire purchase),amount due after one year, last installment due November 9, 2012	109,239	186,474

	$109,239	$328,285

Zhuhai King Glass Engineering Co., Limited borrowed from Bank of East Asia with a condominium as collateral. This facility is subject to a current interest rate of 5.184% and interest rate adjusts every 6 months. The borrowing was fully repaid in May 2009.

Full Art International Limited borrowed a hire purchase (car) loan from DBS Bank.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

9.	CONVERTIBLE BONDS AND BOND WARRANTS

(a)	$10,000,000 Variable Rate Convertible Bonds due in 2012

On April 12, 2007, the Company completed a financing transaction with The Royal Bank of Scotland, London Branch (formerly “ABN AMRO N.V., London Branch) (the “Subscriber”) issuing (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) 800,000 warrants to purchase an aggregate of 800,000 shares of the Company’s common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Warrants”).

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

On April 15, 2008, the Company completed a financing transaction with the Subscriber, CITIC Allco Investments Limited (the “Subscribers,” and each a “Subscriber”), and CITIC Capital Finance Limited issuing (i) $20,000,000 12% Convertible Bonds due in 2011 (the “Bonds”) and (ii) 300,000 warrants to purchase an aggregate of 300,000 shares of the Company’s common stock, subject to certain adjustments as set forth in the warrant instrument, that expire in 2013 (the “Bond Warrants”). The transaction was completed in accordance with a subscription agreement entered into by the Company, Subscribers, and CITIC Capital Finance Limited, dated April 2, 2008 (the “Subscription Agreement”).
The above items (a) and (b) are to be amortized to interest expense over the term of the bonds by the effective interest method as disclosed in the table below.

The Convertible Bonds Payable, net consists of the following:

	December 31, 2009	December 31, 2008

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,159,903)	(3,159,903)
Less: Interest discount – Beneficial conversion feature	(1,737,143)	(1,737,143)
Less: Bond discount	(740,000)	(740,000)
Accretion of interest discount	2,201,207	2,544,216

Net	$24,564,161	$24,907,170

As more fully discussed in Note 17 below, the Company entered into a waiver agreement with the Subscribers in February 2010.  See Note 17 for additional information.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

10.	CONTRACT REVENUES EARNED

The contract revenues earned for the years ended December 31, 2009, 2008 and 2007 consist of the following: -

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Billed	$73,455,515	$128,509,031	$60,241,592
Unbilled	43,735,403	23,156,641	26,375,647

	$117,190,918	$151,665,672	$86,617,239

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

A single customer accounted for 43.2% of the Company’s contract revenues for the year ended December 31, 2009. No other customer accounts for 10% or more of the Company’s contract revenues in 2009.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

11.	INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the years ended December 31, 2009, 2008, and 2007: -

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Income/(loss) before tax	(6,806,354)	(5,873,415)	12,032,328
Taxes at the applicable income tax rates	$285	$19,629	$4,770,088
Miscellaneous non taxable income and non-deductible expenses	(107,316)	(23,278)	(2,347,604)

Current income tax expense	$(107,031)	$(3,649)	$2,422,484

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

12.	QUARTERLY INFORMATION

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total
Contract revenues earned	$24,691	$25,558	$30,599	$36,343	$117,191
Income / (loss) from operations	394	(5,074)	3,832	2,230	1,382
Net earnings (loss)	(1,913)	(8,381)	2,544	944	(6,806)
Net earnings / (loss) per share:
Basic and Diluted	(0.04)	(0.16)	0.05	0.02	(0.13)

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

12.	QUARTERLY INFORMATION (CONT'D)

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Contract revenues earned	$28,959	$55,978	$41,380	$25,349	$151,666
Income / (loss) from operations	(28,589)	11,110	8,752	5,445	(3,282)
Net earnings (loss)	(28,586)	9,910	7,629	5,174	(5,873)
Net earnings / (loss) per share:
Basic	(0.51)	0.19	0.15	0.10	(0.11)
Diluted	(0.51)	0.18	0.14	0.09	(0.11)

13.	SEGMENTAL INFORMATION

The Company has one reportable segment and conducts business in the following geographic regions. All amounts are in thousands.

Revenue :

	2009	2008	2007
For the year ended December 31
Middle East	$58,685	$64,929	$-
Asia	51,979	83,505	86,617
United States	6,527	3,232	-
Total	$117,191	$151,666	$86,617

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

13.	SEGMENTAL INFORMATION (CONT'D)

Long-lived assets :

	Middle East	Asia	United States	Total
As of December 31, 2009
Plant and equipment, net	$384	$2,026	$130	$2,540
Intangible assets	-	71	-	71
Goodwill	-	7, 996	-	7, 996
Other non-current assets	161	95	31	287
Total	$545	$10,188	$161	$10,894
As of December 31, 2008

Plant and equipment, net	$488	$5,187	$177	$5,852
Intangible assets	-	51	-	51
Goodwill	-	7,996	-	7,996
Other non-current assets	-	1	31	32
Total	$488	$13,235	$208	$13,931

14.	DISCONTINUED OPERATION LOSS

In September 2009, the Company’s Shenzhen office was downsized and moved out from the leasehold multi-floor office building to a smaller leased place at minimal operations. The move was a result from the Company’s recent restructure and reorganization to turn back to the domestic market in China instead of overseas market due to the recent change in international economic environments. The set up of the Shenzhen office was originally for the support of the overseas operations which the Company decided to be discontinued.  As a result, the current improvement works to the leasehold multi-floor office building were stopped and being written off in the period under this report as discontinued operation loss of $1,900,794.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

15.	COMMITMENTS AND CONTINGENCIES

A. OPERATING LEASE COMMIMENTS

The Company leases certain administrative and production facilities from third parties.  Accordingly, for the years ended December 31, 2009, 2008 and 2007, the Company incurred rental expenses of $3,254,251, $1,602,501 and $437,750 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the years ended December 31,
2010	1,063,043
2011	-
2012	-
2013 or after	-
$1,063,043

B. PENDING LITIGATION

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

15.	COMMITMENTS AND CONTINGENCIES (CONT'D)

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

16.	RELATED PARTIES TRANSACTIONS

The amount due to shareholder at December 31 2009, 2008 and 2007 was $10,080,345 , $924,687 and $1,334,856 respectively. The Loan is interest-free, fee-free and has no fixed repayment schedule.

During the year ended December 31, 2009, the Company purchased construction materials amounting to $22.9 million from Guangdong Canbo Electrical Co., Ltd. (Canbo) via its parent company, Kangbao Electrical Company Limited (Kangbao), a subsidiary of the Company’s major shareholder, KGE Group Limited. Canbo is a preferred supplier of the Company as it is able to procure materials at favorable price levels due to its purchased quantities. More important, application of certain of the Company’s patented technology is preferably routed through Canbo to prevent undesired distribution of this technology. The Company at times provides purchases advance payment to Kangbao in order to obtain a more favorable pricing. As of December 31, 2009, the Company’s purchases advance to Canbo was $5.9 million for the purpose of future supplies of materials. The Company has also obtained trade facilities for purchases through Canbo.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

17.	SUBSEQUENT EVENTS

Waiver of Conversion Price Adjustment on Convertible Bonds

On February 24, 2010, the Company entered into an Amendment and Waiver Agreement (the “Waiver”) with the holders of its outstanding Variable Rate Convertible Bonds due 2012 (the “2007 Bonds”) and 12% Convertible Bonds due 2011 (the “2008 Bonds,” and collectively with the 2007 Bonds, the “Bonds”) and warrants to purchase 300,000 shares of common stock of the Company expiring 2013 (the “2008 Warrants”).  Pursuant to the Waiver, the holders of the Bonds and the 2008 Warrants agreed to waive their right to a reduction in the conversion price of the Bonds and the exercise price of the 2008 Warrants upon the Company’s anticipated issuance of up to 25,000,000 shares of its common stock (the “Shares”) for a proposed acquisition of a 60% ownership interest in Shanghai ConnGame Network Co. Ltd. (“ConnGame”).  Additionally, the holders of the 2008 Bonds agreed to waive any default under the terms and conditions of the trust deed governing the 2008 Bonds relating to the requirement that KGE Group Limited own at least 45% of the Company’s issued and outstanding common stock.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

17.	SUBSEQUENT EVENTS (CONT'D)

The Waiver is subject to numerous conditions.  The Company agreed to pay the Bondholders the interest in arrears owed on the Bonds as of March 31, 2010 in two equal payments on March 31, 2010 and May 31, 2010 of approximately $1.26 million USD each and to pay 100% of the interest payments on the Bonds that becomes due in April to be paid on April 15, 2010 of approximately $1.32 million USD.  The foregoing interest payments, in aggregate, are equal to approximately $3.84 million USD.  The Company also agreed to repay the principal and all accrued interest owed by the Company to ABN AMRO Bank (China) Co., Ltd., Shenzhen Branch (the “Overdraft Lender”) under an Overdraft Facility letter (the “Total Amount Owed”) in three separate installments. The first installment is due on the earlier of (a) within 30 days of the Company’s receipt of a payment, if any, in respect to a .claim in Dubai or (b) March 31, 2010.  The second installment is due on April 30, 2010 and the third installment is due on May 31, 2010.  The first installment equals 34% of the Total Amount Owed and the second and third installments each equal 33% of the Total Amount Owed.  The Total Amount Owed is equal to approximately $4.91 million USD.  The Company further agreed that it will not repay or prepay any debt prior to its currently scheduled due date until the Company makes all of the payments specified in the Waiver and the Bonds have been redeemed in full and that any new indebtedness incurred by the Company for the purpose of repaying the Overdraft Facility shall (i) not exceed the outstanding amount due and payable under the Overdraft Facility and (ii) be subordinated to all amount owed under the Bonds (the “Covenants”).

The Waiver has a term of three months, during which the Company is required to complete the acquisition and make the payments on the required dates.  In addition, if the Company fails to make any of the payments specified in the Waiver, or there is otherwise a failure to uphold the obligations under the Waiver, then all rights of the holders of the Bonds and 2008 Warrants waived under the Waiver to or to be waived under the Waiver, shall not be waived and will be reinstated, and any previous waivers will be null and void.  In such case, appropriate adjustments will be made to the conversion prices of the Bonds and the exercise price of the 2008 Warrants in the event any of the Shares are issued and an event of default under the terms and conditions of the trust deed governing the 2008 Bonds shall exist, making the 2008 Bonds immediately due and payable.

Grant of Restricted Stock

On January 18, 2010, the Board of Directors of the Company approved the issuance of a total of 1.9 million shares of restricted stock (the “Restricted Stock Grants”) to certain of its officers, directors, and key employees under the China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan (the “Plan”), which was previously approved by the Company’s stockholders at its 2009 Annual Meeting of Stockholders.  As approved by the Board, the Restricted Stock Grants were subject to and contingent upon the Company’s filing of a registration statement on Form S-8 with the Securities and Exchange Commission, which occurred on January 21, 2010. Of the grants, 1.7 million shares were subject to vesting in four equal installments quarterly in 2010 and 200,000 shares were to vest upon grant.