Form 10-K/A
period 2009-12-31
China Architectural Engineering, Inc.
filed 2010-04-30
CIK 1287668

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

DOCUMENTS INCORPORATED BY REFERENCE:   None.

EXPLANATORY NOTE

 This Form 10-K/A for is being filed in order to complete Part III of Form 10-K filed with the Securities and Exchange Commission on March 4, 2010 (the “Original Filing”) and fully comply with all required information pursuant to Regulation S-K and Section 13 or 15(d) of the Securities Exchange Act of 1934.  This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

CHINA ARCHITECTURAL ENGINEERING, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2009

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Director Nominees

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Luo Ken Yi	52	Chief Executive Officer and Chairman of the Board
Tang Nianzhong	46	Vice President, China Operations and Director
Gene Michael Bennett	61	Acting Chief Financial Officer
Ye Ning	52	Vice President
Li Guoxing	35	General Manager of Design
Wang Zairong	57	Chief Technology Officer
Feng Shu	72	Research and Development Supervisor
Charles John Anderson	56	President, U.S. Operations and Chief Operating Officer
Zheng Jinfeng	73	Director
Zhao Bao Jiang	69	Director
Kelly Wang	39	Director
Miu Cheung	40	Director
Chia Yong Whatt	43	Director

Luo Ken Yi has been Chief Executive Officer and Chairman of the Board of the Company since October 2006.  He also served as the Company’s Chief Operating Officer from October 2006 to June 2008. Mr. Luo has served as the Chief Executive Officer and Chairman of the Board of Zhuhai King Glass Engineering Co., Ltd. since 1992.  Mr. Luo also served as the Chief Operating Officer of Zhuhai King Glass Engineering Co., Ltd. from 1992 to June 2008.  He served as Project Manager and Production Manager at P.X. Engineering, Inc. in the U.S from 1989 to 1991. Mr. Luo founded Kangbao Electronics Co., Ltd. in Shunde, Guangdong, China, where he served as Chief Engineer, Technical Manager, Vice Manager General and Deputy President from 1986 to 1989. Mr. Luo founded KGE Group, Limited in 1992 and served as Chief Managing Director. Later, he studied steel supported glass curtain wall design in the U.S. and Europe 1992 to 1994. He was appointed Vice President of the Architectural Glass and Metal Structure Institute of Qinghua University in 1999. In 2000 he was appointed by the Chinese Ministry of Construction to head the committee on creating national standards for the glass curtain wall industry. Mr. Luo and the Company own over 76 patents related to building envelope systems technology. He was honored as one of the “Ten Great Leaders in Technology” and has published numerous books and articles. Luo Ken Yi studied Medicine at the Guangzhou University of Chinese Medicine, graduating in 1983, and Mechanical Engineering at Bunker Hill Community College, graduating in 1988. Mr. Luo received an MBA from Australia Murdoch University in 1998.

Tang Nianzhong has been Vice President, China Operations and a Director of the Company since October 2006.  Since October 1995, he has also served as the Vice President, China Operations and a Director of Zhuhai King Glass Engineering Co., Ltd. since October 1995. From 1986 to 1994, he worked in the bone surgery department of the Nanhai People’s Hospital in Foshan. From 1994 to 1995 he was Vice General Manager of Foshan Xinhua Advertising Co., Ltd. In 1995 he joined Zhuhai King Glass Engineering Co., Ltd., where he has served as Production Manager, Sales Manager, Project Manager, Administration Manager and Vice General Manager. Tang Nianzhong graduated from the Guangzhou University of Chinese Medicine, Department of Medicine, in 1986. In 1999 he received his MBA from Murdoch University in Australia.

Gene Michael Bennett has served as the Acting Chief Financial Officer of the Company since November 2009.  Mr. Bennett served as the Company’s Vice President of Finance from September 2009 to November 2009.   From March 2009 to the present, Mr. Bennett has served as the President of the American General Business Association, Beijing Office, which provides companies with guidance on funding, infrastructure and governance, strategic/business plans, and cross border transactions.  From June 2004 to June 2009, Mr. Bennett served as a partner at Nexis Investment Consulting Corporation, which assists companies in raising funds and in finding appropriate investments and merger and acquisition candidates.  From May 2000 to June 2004, Mr. Bennett served as a partner of ProCFO, a provider of contract chief financial officer services. From 1998 to 2000, Mr. Bennett taught courses in accounting, tax and auditing as a professor and lecturer at the University of Hawaii and Chaminade of Honolulu.  Mr. Bennett has also served as the Chief Financial Officer and as a member of the board of Argonaut Computers, a provider of “information controller” equipment, from 1993 to 1998.  Mr. Bennett has also served as a professor at two California universities and has served as a certified public accountant (“CPA”) at Gerbel & Butzbagh.  Mr. Bennett serves as the Chairman of the Audit Committee of several US publicly reporting companies, including China AgriTech Group, Inc. NASDAQ-OMX: CAGC), China Shenzhou Mining & Res., Inc. (Amex:SHZ), and China Pharma Holding, Inc. (Amex:CPHI). Mr. Bennett holds a degree in accounting and an MBA in finance from Michigan State University and is a CPA (inactive).

Ye Ning has been Vice President Company since October 2006 and Vice President and a Director of Zhuhai King Glass Engineering Co., Ltd. since January 1993. Ye Ning also served as a director of the Company form October 2006 to August 2009.  From 1983 to 1988 he served on the staff of the Guangzhou Institute of Physical Education. From 1988 to 1993 he worked in the orthopedics department of the Nanhai People’s Hospital in Foshan. In 1993 he joined Zhuhai King Glass Engineering Co., Ltd, where he has served as Project Manager, Operations Manager, Purchasing Manager and Vice General Manager. Ye Ning graduated from the Guangzhou University of Chinese Medicine, Department of Medicine in 1983.

Li Guoxing has served as our General Manager of Design since October 2006 and as the Vice General Manager of Design of Zhuhai King Glass Engineering Co., Ltd since 2001. In 1998 he joined Zhuhai King Glass Engineering Co., Ltd, where he has worked and served as Designer, Chief Engineer, and Leader of the Design Institute prior to becoming its Vice General Manager of Design. From 1996 to 1998 he was a designer at the Guizhou Chemical Design Institute. Li Guoxing graduated from Guizhou Technology University with a degree in Civil Engineering in 1996 and earned an MBA from the Royal Canadian College in 2003.

Wang Zairong has served as our Chief Technology Officer since October 2006 and has served as the Chief Technology Officer and General Engineer of Full Art International, Ltd. since October 2003. He has also served as Full Art’s Factory Director of Production since February 2003. From August 2001 to February 2003, he served as Full Art’s Vice Manager of Engineering (Beijing Branch). Prior to that, he served as Full Art’s Scheduling Officer of Engineering from August 1999 to August 2001 and its Production Manager from August 1997 to August 1999. From 1993 to 1997 he was Senior Engineer and Vice General Manager of Technology at Yuantongqiao (Huizhou) Industrial Co., Ltd. From 1982 to 1993 Mr. Wang was a System Structure Designer at the Xi’an Aerospace Ministry. From 1980 to 1982 he was a mechanical designer at Xi’an Physics and Space Research Institute and from 1977 to 1979 he was a mechanical designer at Xi’an Research Institute of Mechanical Engineering. Wang Zairong graduated Qinghua University with a degree in Mechanical Engineering in 1977.

Feng Shu has served as our Research and Development Supervisor since October 2006 and has served as the Research and Development Supervisor of Zhuhai King Glass Engineering Co., Ltd. since May 1998. She graduated from the Civil Engineering Department of National Qinghua University in 1960. She is a member of the Construction Glass and Metal Structure Research Committee of National Qinghua University and is a professor at the Civil Engineering Academy of Nanchang University. Feng Shu joined us in 1998, where she has served as Supervisor of Research and Development. She is also Administrative Director and Secretary General of Jiangxi Mechanics Academy and Vice Superintendent of Jiangxi Huajie Architecture Design Co., Ltd.

Charles John Anderson has served as President of CAE Building Systems, Inc., a wholly-owned subsidiary of the Company, since February 2008 and as Chief Operating Officer of the Company since June 2008. He has worked in the building envelope industry for more than 33 years. His career began in 1974 and he has experience in sales, estimating, engineering, manufacturing, testing, quality control, installation, project management, contract administration and executive management. Prior to joining the Company, Mr. Anderson worked as a senior consultant for Israel Berger & Associates, LLC, specializing in building envelope evaluation. From 1996 to 2004, Mr. Anderson worked for Glassalum International Corporation, a custom curtain wall manufacturing and installation company, where he was responsible for coordinating engineering, manufacturing and project management activities. While at Glassalum International Corporation, Mr. Anderson served in various positions, including President and Chief Operating Officer. In 1987, Mr. Anderson founded Building Research, Inc., which provided consulting, testing and inspection services from inception to 1992. Mr. Anderson also worked for other companies in the curtain wall and related industries, including Midwest Curtain walls, Inc., Ampat Group, Inc., Construction Research Laboratory, Inc., and Miami Testing Laboratory, Inc.

Zheng Jinfeng has served as a director of the Company since July 2007. Since 2000, Mr. Zheng has served as the chief engineer of the China Construction Metal Structure Association and the Aluminum Door, Window and Curtain Wall Association. Since that time he has also served as the chief technology expert on the Technology Expert Committee of the Chinese Construction Department. Since 2000 Mr. Zheng has also served as the President of the China Association of City Planning and the Vice president of the All-China Environment From 1988 to 2000, Mr. Zheng was the vice-president and secretary-general of the China Construction Metal Structure Association and a director of the Aluminum Door, Window and Curtain Wall Association. From 1979 to 1988, Mr. Zheng was the deputy director of the Metal Structure Office of the Chinese Construction Metal Structure Office and a vice-president of the China Construction Metal Structure Association. Mr. Zheng has a degree in Architecture and Mechanical Engineering from the Tangshan Tiedao Institute.  We believe that Mr. Zheng is qualified to serve as a member of our board of directors due to Mr. Zheng extensive experience in the construction industry and specifically in the glass curtain wall sector.

Zhao Bao Jiang has served as a director of the Company since July 2007. Since 2003, Mr. Zhao has served as president of the China Association of City Planning, vice-president of the China Association of Mayors, and vice-president of the China Environmental Protection Federation. From 1997 to 2002, Mr. Zhao served as vice minister of the Ministry of Construction of China. From 1993 to 1997, Mr. Zhao was the vice-governor of the Hubei province and mayor of Wuhan city. From 1985 to 1993, Mr. Zhao served as vice mayor, of Wuhan. Mr. Zhao graduated from the Department of Agriculture of Qinghua University in 1966.  We believe that Mr. Zhao is qualified to serve as a member of our board of directors due to Mr. Zhao history of public service and experience in the public works industry.

Kelly Wang has served as a director of the Company since July 2007. Since March 2007, Ms. Wang has served as the manager in Financial Reporting for Starbucks Corporation. Prior to joining Starbucks, Ms. Wang served as the manager of technical accounting and SEC reporting of Flow International Corporation from August 2005 to March 2007. From May 2001 to August 2005, Ms. Wang was an assurance manager at Ernst & Young LLP. Ms. Wang received a B.S. in International Finance from the Shanghai University of Finance and Economics in 1992 and an MBA from the University of Hawaii at Manoa in 1997 and is a certified public accountant in California and Washington.  We believe that Ms. Wang is qualified to serve as a member of our board of directors due to expertise and background with respect to accounting matters and her valuable experience as a CPA.

Miu Cheung has served as a director of the Company since June 10, 2008. Since May 1999, Mr. Cheung has been with CITC Capital Holdings, Ltd., (“CITIC”) currently serving as its Managing Director and Head of the Structured Finance Group. Prior to joining CITIC, he had worked with Commonwealth Bank of Australia, Société Générale Asia Ltd and Bank of China (Hong Kong). He received an MBA from the Australian Graduate School of Management in 1997 and a Bachelor’s of Business Administration (Finance) from the Chinese University of Hong Kong in 1992. Mr. Cheung is also a director of CITIC Capital Finance Ltd. and CITIC Allco Investments Management Limited.  We believe that Mr. Cheung is qualified to serve as a member of our board of directors due to knowledge of the finance industry.

Chia Yong Whatt has served as a director of the Company since June 2009.  From April 2002 to March 2008, Mr. Chia served as a director and member of senior management of Messrs. Chong Chia & Lim LLC, which is a law corporation.  Mr. Chia also has served as a member of the Board and Audit Committee member of each of Sim Siang Choon Limited and FM Holdings Limtied from August 2008 and September 2000, respectively.  Mr. Chia received his Bachelor of Law from the National University of Singapore in 1990.We believe that Mr. Whatt is qualified to serve as a member of our board of directors due to his knowledge of the law and experience acting as a director of publicly traded companies.

Family Relationships

There are no family relationships among the individuals comprising our Board of Directors and executive officers.

Legal Proceedings

None of the nominees nor any director or executive officer has been involved in the certain legal proceedings listed in Item 401 of Regulation S-K.

The Board of Directors and Committees

Subject to certain exceptions, under the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”), a listed company’s board of directors must consist of a majority of independent directors.  Currently, our board of directors has determined that each of the non-management directors, Zheng Jinfeng, Zhao Bao Jiang, Kelly Wang and Chia Yong Whatt, is an “independent” director as defined by the listing standards of NASDAQ currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC.  All members of the Audit, Compensation and Nominating and Corporate Governance Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ rules.

Board Committees

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

The audit committee charter is posted in the corporate governance section of the investor relations page of the Company’s Web site located at www.caebuilding.com.

Compensation Committee

We established our Compensation Committee June 2009. The Compensation Committee consists of Chia Yong Whatt and Zheng Jinfeng, each of whom is an independent director. Chia Yong Whatt is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is posted on our corporate website at: www.caebuilding.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Chia Yong Whatt and Zheng Jinfeng, each of whom is an independent director. Zheng Jinfeng is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating and Corporate Governance Committee.  A copy of the Nominating and Corporate Governance Committee Charter is posted on our corporate website at: www.caebuilding.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers to file reports of holdings and transactions in our stock with the SEC. Based on a review of written representations from our executive officers and directors, we believe that during the fiscal year ended December 31, 2009, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements.

 ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Prior to August 2009, we were considered a “controlled company” pursuant to Rule 4350(c)(5) of the NASDAQ Marketplace Rules, as one of our stockholders, KGE Group Limited, owned more than 50% of our voting power.  As a result, we were exempt from certain corporate governance requirements as a listed company on the NASDAQ Stock Market LLC, including the requirement that our executive compensation be determined by a majority of our independent directors.  We formed our compensation committee in June 2009.  Prior to the formation of our compensation committee, our Chief Executive Officer and Chairman of the Board, Luo Ken Yi, determined the compensation for our executive officers that was earned and paid in fiscal 2009, 2008 and 2007 and our Board of Directors, as a whole, approved the compensation.

The compensation committee formed by our Board of Directors in June 2009 is comprised of non-employee directors.  The compensation committee will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives.  Those companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in a similar business.

In 2010, our compensation committee will determine compensation levels for our executive officers.  Compensation for our current executive officers is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf. Key areas of corporate performance taken into account in setting compensation policies and decisions are growth of sales, cost control, profitability, and innovation. The key factors may vary depending on which area of business on which a particular executive officer’s work is focused. Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development. For these reasons, the elements of compensation of our executive officers are salary and bonus.

Salary is paid to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement. Accordingly, the amount of salary received by our executive officers has traditionally been lower than the amount of the bonus.

With respect to the amount of a bonus, the compensation committee evaluates our company’s achievements for the fiscal year based on performance factors and results of operations such as revenues generated, cost of revenues, net income, and whether we obtain significant contracts. The compensation committee also conducts a monthly and annual evaluation of the achievement level of an executive based on individual performance measurements, such as contribution to the achievement of the company’s goals and individual performance metrics based on their positions and responsibilities. Bonuses are paid at the end of each fiscal year.

We believe that long-term performance is aided by the use of stock-based awards, which we believe create an ownership culture among our named executive officers that fosters beneficial, long-term performance by our company.  On June 12, 2009, our stockholders approved the China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan (the “Plan”), which was previously adopted by our Board of Directors on April 30, 2009.  The Plan, as amended by our Board of Directors on June 19, 2009, has a total of 2,000,000 shares of common stock available for grant under the Plan.  We believe an equity incentive plan provides our employees, including our named executive officers, as well as our directors and consultants, with incentives to help align their interests with the interests of stockholders. The Compensation Committee believes that the use of stock-based awards promotes our overall executive compensation objectives and expects that stock options will become a significant source of compensation for our executives.

We do not have a general equity grant policy with respect to the size and terms of option grants, but our Compensation Committee will evaluate our achievements for the fiscal year based on performance factors and results of operations such as revenues generated, cost of revenues, and net income. We do not currently have established quantitative targets.

On January 18, 2010, we approved the issuance of a total of 1.9 million shares of restricted stock (the “Restricted Stock Grants”) to certain of our officers, directors, and key employees under the China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan (the “Plan”), which was previously approved by our stockholders at the 2009 Annual Meeting of Stockholders.  As approved, the Restricted Stock Grants were subject to and contingent upon the Company’s filing of a registration statement on Form S-8 with the Securities and Exchange Commission, which occurred on January 21, 2010.  Included in the Restricted Stock Grants were issuances to the executive officers and members of the Board of Directors, as set forth below.

Name	Position	No. of Shares of Restricted Stock
Luo Ken Yi	Chief Executive Officer and Chairman of the Board	160,000
Charles John Anderson	President, U.S. Operations and Chief Operating Officer	200,000
Tang Nianzhong	Vice President, China Operations and Director	152,000
Ye Ning	Vice President	150,000
Li Guoxing	General Manager of Design	151,000
Wang Zairong	Chief Technology Officer	10,000
Feng Shu	Research and Development Supervisor	9,000
Zheng Jinfeng	Director	30,000
Zhao Bao Jiang	Director	30,000
Kelly Wang	Director	30,000
Miu Cheung	Director	15,000
Chia Yong Whatt	Director	6,000

As granted, the Restricted Stock Grants were set to vest such that ¼ would vest on March 31, 2010, ¼ would vest on June 30, 2010, ¼ would vest on September 30, 2010, and the remaining ¼ would vest on December 31, 2010, except for the Restricted Stock Grant that was made to Charles John Anderson, which will vest 100% upon the date of grant.  The vesting of the grants were subject to the terms and conditions of the Restricted Stock Agreement entered into by and between the recipients and us.  In the first quarter of 2010, we opted to accelerate vesting of the restricted stock awards so that they became fully vested immediately.  Since becoming a public company in the United States in 2007, we had not regularly made equity compensation grants and began to make sure grants in 2010, and the grant of the awards was to reward our officers, directors, and employees for their contributions to our company’s establishment as a public company and encourage continued support of our company.  We intend to use equity compensation in the future as a means to compensate our officers, directors, and employees.

We believe that the salaries, bonuses and equity compensation paid to our executive officers during 2009, 2008, and 2007 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company, as measured by the local market in China, Hong Kong, the United States and those other areas where our executive officers may work. We determine market rate by conducting a comparison with the local geographic area averages and industry averages these countries.  Raises for executive officers may be based on the increased amount of responsibilities to be assumed by each of the executive officers as we expand our operations and continue as a publicly reporting company.

Executive compensation for 2010 will follow the same evaluation methods as were used for 2009. We may adjust our bonus evaluations upwards, but, in such case, we do not intend to increase it by more than five percent.

Summary Compensation Table

The following table sets forth information concerning the compensation for the three fiscal years ended December 31, 2009, 2008, and 2007 of the principal executive officer, principal financial officer, in addition to, as applicable, our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as our executive officer at the end of the last fiscal year (collectively, the “Named Executive Officers”).

Name and Position	Year	Salary ($)	Bonus ($)		Options Awards ($)(1)	All other compensation ($)		Total ($)
Luo Ken Yi	2009	187,887	-		-	-		187,887
Chief Executive Officer and	2008	114,957	-		-	-		114,957
Chairman of the Board	2007	57,423	-		-	-		57,423

Gene Michael Bennett (2)	2009	37,636	-		-	-		37,636
Acting Chief Financial Officer

Li Chengcheng (2)	2009	90,057	-		-	-		90,057
Former Chief Financial Officer

Albert Jan Grisel (2)	2009	79,375	-		-	-	(3)	79,375
Former Chief Financial Officer	2008	69,270	-		-	7,280	(3)	76,550

Charles John Anderson (4)	2009	265,943	-	(5)	-	12,000	(6)	277,943
President of CAE Building Systems, Inc.	2008	209,000	27,000	(5)	-	12,000	(6)	248,000
and Chief Operating Officer

Ye Ning	2009	138,866	-		-	-		138,866
Vice President	2008	100,032	-		-	-		100,032
	2007	49,220	-		-	-		49,220

Tang Nianzhong	2009	138,866	-		-	-		138,866
Vice President, China Operations	2008	100,032	-		-	-		100,032
and Director	2007	49,220	-		-	-		49,220

(1)
The amounts disclosed reflect the value of awards for grants of non-qualified stock options. These non-qualified stock options are performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code and reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of option awards, see our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2)
Mr. Bennett has served as the Acting Chief Financial Officer of the Company since November 2009.  Mr. Bennett served as the Company’s Vice President of Finance from September 2009 to November 2009.  Li Chengcheng served as our Chief Financial Officer from March 2009 to November 2009.  Albert Jan Grisel served as our Chief Financial Officer from October 2008 through March 2009.

(3)
Mr. Grisel received an aggregate transportation allowance of $Nil and $6,730 in 2009 and 2008, respectively. In addition, we paid for club membership fees equal to $Nil and $550 for the benefit of Mr. Grisel in 2009 and 2008, respectively. The foregoing amounts are included in “All Other Compensation.”

(4)	Mr. Anderson became president of CAE Building Systems, Inc, a wholly-owned subsidiary of the Company, in February 2008 and Chief Operating Officer of the Company in June 2008.

(5)	Represents sales commission earned.

(6)	Mr. Anderson received an aggregate automobile allowance of $12,000 and $12,000 in 2009 and 2008, respectively. The foregoing amounts are included in “All Other Compensation.”

Grants of Plan-Based Awards in 2009

There were no grants of plan-based awards in 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of the fiscal year ended December 31, 2009.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Gene Michael Bennett	20,000	80,000	-	1.56	10/5/2012

(1)	Mr. Bennett received options to purchase 100,000 shares of common stock on October 5, 2009. The options vest at the rate of 10,000 per month beginning on November 27, 2010.

Option Exercises and Stock Vested in Fiscal 2009

There were no option exercises or stock vested in 2009.

Pension Benefits

There were no pension benefit plans in effect in 2009.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contribution or other nonqualified deferred compensation plans in effect in 2009.

Employment Agreements

We have entered into PRC standard employment agreements with many of employees, including the following persons and terms:

·	Luo Ken Yi is paid $61,466 annually pursuant to a three-year agreement that expires on December 31, 2012;

·	Tang Nianzhong is paid $61,466 annually pursuant to an agreement with no expiry term;

·	Ye Ning is paid $61,466 annually pursuant to an agreement with no expiry term;

·	Li Guoxing is paid $52,685 annually pursuant to an agreement with no expiry term;

·	Wang Zairong is paid $14,049 annually pursuant to an agreement with no expiry term; and

·	Feng Shu is paid $13,347 annually pursuant to an agreement with no expiry term.

Pursuant to each of the foregoing person’s employment agreement with us, we also agreed to pay for we may terminate the agreement if, among other things, the executive neglects his or her duties, violates our rules and regulations, is convicted of a criminal, or undergoes bankruptcy. In addition, none of the agreements provide for severance upon termination.

Gene Michael Bennett

On October 5, 2009, we entered into an employment agreement (the “Bennett Agreement”) with our then Vice President of Finance, Gene Michael Bennett.  The Bennett Agreement has an effective date of September 28, 2009.  According to the Bennett Agreement, Mr. Bennett will receive an annual base salary of US$180,000.  Mr. Bennett will also be entitled to reimbursement of reasonable business expenses, two weeks of paid vacation annually, a housing allowance equal to 10,000 RMB (which is equal to approximately US$1,470) per month, and payment of certain dues to professional associations and societies, as approved by the Company.

Pursuant to the Bennett Agreement, Mr. Bennett received a sign-on bonus of stock options exercisable into 100,000 shares of common stock (the “Initial Options”), which vest at the rate of 10,000 of the underlying shares per month, with the first vesting of 10,000 shares occurring on November 27, 2009 and the last vesting of 10,000 options ending upon the total vested being 100,000.  Mr. Bennett entered into a Stock Option Agreement on October 5, 2009 for the Initial Options, pursuant to which the options are exercisable at $1.56 per share and have a term of five years.  Pursuant to the Stock Option Agreement, (i) upon termination of service for any reason, any non-vested portion of the option expires immediately; (ii) upon termination of service due to death or disability, the vested portion of the option is exercisable by the Mr. Bennett (or, in the event of the Mr. Bennett’s death, the Mr. Bennett’s beneficiary) for one year after the Mr. Bennett’s termination; and (iii) upon termination of service for any reason other than death or disability, the vested portion of the option is exercisable for a period of 90 days following Mr. Bennett’s Termination, provided, however, that all options, whether vested or unvested, will terminate immediately for termination for cause, as defined in the Employment Agreement.

Pursuant to the Bennett Agreement, Mr. Bennett will also receive an annual grant of stock options on each of September 28, 2010 and September 28, 2011, where the number of shares underlying the options will be determined by the following formula:

(100,000)	X	(Average Closing Trading Price of a share of the Company’s common stock as reported by NASDAQ during the 30 calendar days immediately preceding the respective anniversary date)
(Exercise Price of the Initial Options)

On each of September 28th of 2012, 2013, and 2014, Mr. Bennett will receive additional grants of stock options with the underlying number of shares to be determined with the same formula as the Initial Options except that the denominator will be based on the average closing trading price of the Company’s common stock during the 30 calendar days immediately preceding September 28th of the previous year, per the formula as follows:

(100,000)	X	(Average Closing Trading Price of a share of the Company’s common stock as reported by NASDAQ during the 30 calendar days immediately preceding the respective anniversary date)
(Average Closing Trading Price of a share of the Company’s common stock as reported by NASDAQ during the 30 calendar days immediately preceding September 28th of the previous year)

The Bennett Agreement has a term of five years and will expire on September 27, 2014, unless the Bennett Agreement is terminated earlier or extended by mutual agreement of the parties pursuant to the terms of the Bennett Agreement.  The Company’s Board of Directors may, in its sole discretion, and with or without cause, terminate the Bennett Agreement upon notice with a majority of vote of the Board.  In the event of such termination, Mr. Bennett would be entitled to receive his then-monthly base salary for the month in which his employment was terminated and for two consecutive months thereafter as an agreed upon severance payment; provided that, however, that Mr. Bennett signs a release and waiver agreement upon termination of his employment.

Mr. Bennett may terminate the Bennett Agreement with 90 days’ prior written notice in the event that we materially reduce his duties or authority, unless the 90 days’ notice is waived in writing by us.  Mr. Bennett may also, in his discretion, terminate the Bennett Agreement if there is a change of control of the Company, as defined in the Bennett Agreement.  In these events, Mr. Bennett would be entitled to the Severance Payments, conditioned upon the execution of a release and waiver agreement.  During the term of the Bennett Agreement and for 24 months thereafter, Mr. Bennett agreed not to solicit clients or employees from us and not to compete against us in the Asia Pacific.

Li Chengcheng

On March 30, 2009, we entered into an employment agreement with Mr. Li as our Chief Financial Officer. The agreement had a probationary period of three months, during which either party could terminate the agreement with no notice during the first month and seven days’ notice thereafter. After Mr. Li’s successful completion of the probationary period, either party could terminate the agreement with two months’ notice. In the event of negligence, misconduct, and other similar actions or events, we could terminate Mr. Li’s employment without notice. According to the agreement, Mr. Li received an initial annual base salary of $120,000, to be reviewed for adjustment after two years. Upon successful completion of the probationary period, Mr. Li was entitled to a $30,000 bonus. In addition, during the first two years of service under the agreement, Mr. Li was entitled to a cash bonus of 6% of a bonus pool, which is defined in the agreement as 0.3% of our total revenue plus 5% of the after-tax profit, as shown in our consolidated accounts. Any such cash bonus was conditional on Mr. Li being employed by us at the end of the relevant year. Any bonus was to be paid within three months after the audit report was available for financial years 2009 and 2010. Furthermore, after completing the first year of employment under the agreement, Mr. Li was entitled to receive 50,000 shares of our  common stock; provided that, however, Mr. Li was still employed by us at the end of the year. Mr. Li agreed not to compete with us, have business dealings with, or solicit or interfere with the relationship of, our clients or prospective clients during his employment or within six months after termination of his employment, except where we wrongfully terminate Mr. Li’s employment.  Effective November 6, 2009, we terminated Mr. Li’s employment agreement and Mr. Li ceased to serve as our Chief Financial Officer.  We terminated the agreement with payment in lieu of two months’ notice pursuant to the agreement.

Albert Jan Grisel

On January 12, 2009, we entered into an employment agreement with our Chief Financial Officer, Albert Jan Grisel, effective as of October 16, 2008. According to the agreement, Mr. Grisel, as the Chief Financial Officer of the Company, would receive an initial annual base salary of HKD$1,852,500, which is approximately US$239,000. The annual base salary would be reviewed every two years after the effective date of the agreement. In addition, Mr. Grisel would receive a cash bonus of US$37,500 for the year ended December 31, 2008 and US$150,000 for the year ending December 31, 2009, payable within three months after the relevant financial year. Mr. Grisel would also receive a one-time payment of US$75,000 and a certain number of shares of the Company’s common stock to be determined by the Company’s Compensation Committee or Board of Directors. Mr. Grisel would also receive 50,000 shares of the Company’s common stock and 50,000 options to purchase shares of the Company’s common stock on the 12th, 24th and 36th month of his continued service with the Company. The options shall have a six-year term and an exercise price equal to the closing price of the Company’s common stock on the NASDAQ stock market on the date of the grant of the options. The share and option grants would be subject to anti-dilution protection such that the number of shares that Mr. Grisel would receive would be adjusted if additional shares of common stock are issued and outstanding as of the date of grant. He would also receive medical and disability insurance from the Company. Mr. Grisel will also receive a transportation allowance of HK$15,000 payable monthly.

During the term of the agreement and for six months thereafter, Mr. Grisel agreed not to solicit clients or employees from the Company and not to compete against the Company in Hong Kong. Either party may terminate the agreement for any reason upon providing three months’ written notice to the other party or by the Company by payment in lieu of notice. The Company may terminate the agreement immediately without notice or payment in lieu of notice in accordance with Section 9 of the Employment Ordinance of Hong Kong. The Company may terminate the agreement upon seven days’ written notice in the event Mr. Grisel for a limited number of permitted reasons, such as criminal convictions. If the Company terminates the agreement other than in accordance with Section 9 of the Employment Ordinance of Hong Kong or for one of the Permitted Reasons, Mr. Grisel is entitled to six months’ salary, including a pro rata portion of the share and option grants and cash bonus, in addition to any payment in lieu of notice. Mr. Grisel resigned as CFO of our company on March 31, 2009 to become the Vice President of KGE Group Ltd., the single largest shareholder of our Company.

Charles John Anderson

We entered into an employment agreement with Charles John Anderson on March 12, 2008. Mr. Anderson’s employment agreement has a term of five years and it will automatically renew for successive one-year periods thereafter unless either party provides 180-day prior written notice or unless terminated earlier in accordance with agreement. During the term of the Anderson Agreement, either party may terminate the agreement with 120-day prior written notice. According to the Anderson Agreement, Mr. Anderson will receive an annual base salary of $190,000, in addition to a commission that will be based on all cash received by the Company on all sales of our goods or services made pursuant to contracts originated primarily as the result of the efforts of Mr. Anderson during the term of the agreement (“Employee Sales”). Mr. Anderson will receive a cash payment equal to one-half percent (0.50%) of Employee Sales up to $20 million per annum. Mr. Anderson’s commission rate is adjusted to one-quarter percent (0.25%) for Employee Sales in excess of $20 million per annum. Mr. Anderson will receive his commission payments in three installments, as follows: (i) the first payment will be 50% of the total commissions for a contract and will be paid once we receive the first payment from the customer, provided that, however, the first payment on each contract cannot exceed a total of US$100,000; (ii) the second payment will be 80% of total commissions, on a cumulative basis, of a such contract, including any amounts paid in the first payment, and will be paid once we receive payment of at least 50% of the total payments due under the contract; and (iii) the third and final payment will be for the remaining 20% of the total commissions for the contract and will be paid once we receive the last payment from the customer.

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

Equity Incentive Plans

2009 Omnibus Incentive Plan

On June 12, 2009, our stockholders approved the China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan (the “2009 Plan”). Our Board of Directors approved the 2009 Plan subject to the stockholders’ approval on April 30, 2009.  The 2009 Plan, as originally approved by the Board and stockholders, the 2009 Plan reserved a total of 5.0 million shares authorized for issuance under the 2009 Plan.  On June 17, 2009, the Board amended the plan to reduced the number of shares authorized for issuance under the 2009 Plan to a total of 2.0 million shares.  Pursuant to the terms of the 2009 Plan and NASDAQ rules, no stockholder approval of the amendment to the 2009 Plan was required.

The Board may at any time amend or terminate the 2009 Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards theretofore made under the 2009 Plan without the consent of the recipient.  No awards may be made under the 2009 Plan after the tenth anniversary of its effective date.  Certain provisions of the Incentive Plan relating to performance-based awards under Section 162(m) of the Code will expire on the fifth anniversary of the effective date.  Awards under the Incentive Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.

The 2009 Plan is administered by the Company’s Board of Directors.  The Board has the authority to determine, within the limits of the express provisions of the 2009 Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards.  The Board generally has discretion to delegate its authority under the 2009 Plan to a committee of the Board or a subcommittee, or to such other party or parties, including officers of the Company, as the Board deems appropriate.  The Board may grant awards to any employee, director, consultant or other person providing services to the Company or its affiliates.  The maximum awards that can be granted under the 2009 Plan to a single participant in any calendar year is 1,500,000 shares of common stock (whether through grants of Options or Stock Appreciation Rights or other awards of common stock or rights with respect thereto) or $1 million in the form of cash-based incentive awards.

The 2009 Plan replaces the China Architectural Engineering, Inc. 2007 Equity Incentive Plan (“2007 EIP”), which has been frozen and under which no further grants or awards will be made.  The Board did not grant any awards pursuant to the 2007 EIP and there are no options, shares, or other securities outstanding under the 2007 EIP.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	100,000(2)	$$1.56	2,000,000	(1)
Equity compensation plans not approved by security holders	50,000	$3.50	—
Total	150,000	$2.21	2,000,000

(1)	Represents shares available for grant under our China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2009 by our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Zheng Jinfeng	20,000	-	-	-	-	-	20,000
Zhao Bao Jiang	20,000	-	-	-	-	-	20,000
Kelly Wang	20,000	-	-	-	-	-	20,000
Miu Cheung	20,000	-	-	-	-	-	20,000
Chia Yong Whatt (1)	10,849	-	-	-	-	-	10,849
Ye Ning (2)	11,945	-	-	-	-	-	11,945

(1)           Chia Yong Whatt was appointed a director on June 17, 2009.
(2)           Ye Ning resigned as a director on August 6, 2009.

We have a policy to pay our non-employee directors $20,000 per year as cash consideration for serving on the Board of Directors. We further agree to reimburse all reasonable travel and other expenses incurred for attendance at a board or committee meeting, and we agree to pay the fees and documented reimbursements within a reasonable time and in accordance with our current payment practices. Directors are also eligible to participate in our equity incentive plans.

On January 18, 2010, we approved the issuance of the following stock grants to our directors, as set forth below.

Name	No. of Shares of Restricted Stock
Zheng Jinfeng	30,000
Zhao Bao Jiang	30,000
Kelly Wang	30,000
Miu Cheung	15,000
Chia Yong Whatt	6,000

As granted, the Restricted Stock Grants were set to vest such that ¼ would vest on March 31, 2010, ¼ would vest on June 30, 2010, ¼ would vest on September 30, 2010, and the remaining ¼ would vest on December 31, 2010.  The vesting of the grants were subject to the terms and conditions of the Restricted Stock Agreement entered into by and between the recipients and us.  In the first quarter of 2010, we opted to accelerate vesting of the restricted stock awards so that they became fully vested immediately.

Indemnification of Directors and Executive Officers and Limitations of Liability

We are incorporated in the State of Delaware and are governed by Delaware law. Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

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

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. To date, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

●	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

●	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

●	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of April 26, 2010 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of April 26, 2010, based on 55,156,874 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the Company’s outstanding common stock;

•	Each named executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of April 26, 2010, excludes (i) 423,700 shares of our common stock issuable upon exercise of outstanding warrants, (ii) 6,414,912 shares of our common stock issuable upon the conversion of issued and outstanding bonds, subject to adjustment, and (iii) 100,000 shares that are issuable upon the exercise of outstanding options.  Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o China Architectural Engineering, Inc., 105 Baishi Road, Jiuzhou West Avenue, Zhuhai, 519070, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned

Directors and Executive Officers
Luo Ken Yi	Chief Executive Officer and Chairman of the Board	24,260,287 (1)	44.0%

Tang Nianzhong	Vice President, China Operations and Director	24,260,287 (1)	44.0%

Ye Ning	Vice President	24,260,287 (1)	44.0%

Gene Michael Bennett	Chief Financial Officer	100,000 (2)	*

Charles John Anderson	President, U.S. Operations and Chief Operating Officer	200,000	*

Zheng Jinfeng	Director	30,000	*

Zhao Bao Jiang	Director	30,000	*

Kelly Wang	Director	30,000	*

Miu Cheung	Director	15,000	*

Chia Yong Whatt	Director	6,000	*

Officers and Directors as a Group (total of 13 persons)		25,143,287 (1)(2)	45.5%

5% Owners

KGE Group Limited		24,100,287 (1)	45.3%

ABN AMRO Bank, N.V.		4,558,908 (3)	7.6%

Li Qin Fu		5,000,000 (4)	9.1%

(1)
Includes 24,100,287 shares of common stock in our company held by KGE Group Limited, a Hong Kong corporation, of which Luo Ken Yi, Ye Ning and Tang Nianzhong are directors and may be deemed to have voting and investment control over the shares owned by KGE Group Limited. In addition, Luo Ken Yi, Ye Ning and Tang Nianzhong own approximately 70%, 10% and 10% respectively, of KGE Group Limited’s issued and outstanding shares. In addition, KGE Holding Limited owns approximately 5% of the issued and outstanding shares of KGE Group Limited, of which is owned by Luo Ken Yi and his brother. As a result, Luo Ken Yi, Ye Ning and Tang Nianzhong may be deemed to be a beneficial owner of the shares held by KGE Group Limited. Each of the foregoing persons disclaims beneficial ownership of the shares held by KGE Group Limited except to the extent of his pecuniary interest.

(2)	Includes 100,000 shares of common stock issuable upon the exercise of outstanding stock options currently exercisable.

(3)
Includes (i) 1,181,102 shares of common stock may be acquired upon conversion of the Company’s 12% Convertible Bonds Due 2011, which are currently convertible at a conversion price of $6.35 per share, subject to adjustment upon certain events, and (ii) 112,500 shares of common stock that may be acquired upon exercise of the warrants issued in connection with the 2008 Bonds. Also includes 3,265,306 shares of common stock may be acquired upon conversion of the $8 million of the Company’s Variable Rate Convertible Bonds due in 2012 based on a conversion price of $2.45 per share.  The address of the stockholder is 250 Bishopsgate, London EC2M 4AA, United Kingdom.

(4)
Consists of 5,000,000 shares that Resort Property International Limited purchased from KGE Group, Ltd. in a private transaction that closed on August 6, 2009.  The shares were purchased by Nine Dragon (Hong Kong) Co. Ltd., an entity controlled by Li Qin Fu, who also has voting and investment control over the securities owned by Resort Property International Limited. The address of the stockholder is Room 2601, No 3 Lane, 288 Huaihai West Road, Shanghai PR China, 200031.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CITIC Capital Finance Limited

On April 15, 2008, we completed a financing transaction with ABN AMRO Bank N.V., London Branch (“ABN AMRO”), CITIC Allco Investments Limited (together with ABN AMRO, the “Subscribers,” and each a “Subscriber”), and CITIC Capital Finance Limited issuing (i) $20,000,000 12% Convertible Bonds due in 2011 and (ii) 300,000 warrants to purchase an aggregate of 300,000 shares of our common stock, subject to certain adjustments as set forth in the warrant instrument, that expire in 2013. The transaction was completed in accordance with a subscription agreement entered into by us, the Subscribers, and CITIC Capital Finance Limited, dated April 2, 2008 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, we were required as a condition to the closing to appoint a director designated by CITIC Capital Finance Limited to our Board of Directors. The closing condition was waived by the parties to the financing transaction and we agreed to appoint such a director within three months from closing. On June 10, 2008, our Board of Directors appointed Miu Cheung to serve as a director of the Company pursuant to the Subscription Agreement.

Loans to and from Insiders

We have taken interest-free loans from our largest shareholder, KGE Group Ltd.  On June 17, 2009, we entered into an interest-free loan agreement with KGE Group Ltd. pursuant to which we may borrow up to $2.8 million from KGE Group Ltd.  Pursuant to the terms of the agreement, the loan will be interest-free and fee-free and not become due earlier than two years from the date of the loan.  The loan was approved by the Board of Directors of the Company.  We have taken additional loans from KGE Group Ltd..  The amount due to KGE Group at December 31 2009, 2008 and 2007 was $10,080,345, $924,687 and $1,334,856, respectively. All of the loans are interest-free, fee-free and have no fixed repayment schedule.

The loan and the advances are related party transactions because KGE Group Ltd. is a Hong Kong company that is the majority stockholder of the Company.   In addition, Luo Ken Yi, Ye Ning and Tang Nianzhong own approximately 70%, 10% and 10% respectively, of KGE Group Limited’s issued and outstanding shares and each of the foregoing are directors of KGE Group Ltd.  Luo Ken Yi is the Company’s Chief Executive Officer and Chairman of the Board, Ye Ning is a Vice President of the Company, and Tang Nianzhong is the Company’s Vice President of China Operations and a Director. In addition, KGE Holding Limited owns approximately 5% of the issued and outstanding shares of KGE Group Limited, of which is owned by Luo Ken Yi and his brother.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

Guangdong Canbo Electrical Co., Ltd.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Samuel H. Wong & Co., LLP for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2009 and December 31, 2008 and fees billed for other services rendered by Samuel H. Wong & Co., LLP during those periods.

	Year ended December 31,
	2009	2008

Audit Fees(1)	$165,000	$165,000
Audit-Related Fees	-	-
Tax Fees	7,740	-
All Other Fees	-	-
Total	$172,740	$165,000

     (1) These are fees for professional services performed by Samuel H. Wong & Co., LLP, Certified Public Accountants for the audit of our annual financial statements, review of our quarterly reports, and registration statements.

Pre-Approval Policy

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm for such services. The audit committee pre-approves (i) auditing services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-auditing services that exceed a de minimis standard established by the committee, which are rendered to the Company by its outside auditors (including fees).

PART IV

Item 15.  Exhibits and Financial Statement Schedules

 (a) 3. Exhibits

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

10.30*
Securities Purchase Agreement dated as of August 6, 2009 by and between China Architectural Engineering, Inc., KGE Group Limited and certain investors (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2009).

10.31*	Amendment and Waiver Agreement dated as of August 6, 2009, by and among China Architectural Engineering, Inc., KGE Group Limited, ABN AMRO Bank N.V., London Branch, and CITIC Allco Investment Ltd.
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

14.1*	Code of Business Conduct and Ethics

Exhibit No.	Exhibit Description
23.1*	Consent of Samuel H. Wong & Co., LLP
21.1*	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Previously filed.

**           This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Zhuhai, People’s Republic of China, on April 30, 2010.

China Architectural Engineering, Inc.

By:	/s/ Luo Ken Yi
Luo Ken Yi
Title
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luo Ken Yi	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 30, 2010
Luo Ken Yi
/s/ Gene Michael Bennett	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2010
Gene Michael Bennett

*	Vice General Manager and Director	April 30, 2010
Tang Nianzhong

*	Director	April 30, 2010
Zheng Jinfeng

*	Director	April 30, 2010
Zhao Bao Jiang

*	Director	April 30, 2010
Kelly Wang

Director
Miu Cheung

*	Director	April 30, 2010
Chia Yong Whatt

/s/ Luo Ken Yi
Luo Ken Yi, as Attorney-in-Fact

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

10.30*
Securities Purchase Agreement dated as of August 6, 2009 by and between China Architectural Engineering, Inc., KGE Group Limited and certain investors (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2009).

10.31*	Amendment and Waiver Agreement dated as of August 6, 2009, by and among China Architectural Engineering, Inc., KGE Group Limited, ABN AMRO Bank N.V., London Branch, and CITIC Allco Investment Ltd.
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

14.1*	Code of Business Conduct and Ethics
23.1*	Consent of Samuel H. Wong & Co., LLP
21.1*	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**
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