Form 10-K/A
period 2009-12-31
China Architectural Engineering, Inc.
filed 2010-05-14
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE:   None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No.2”) is being filed in order to reflect revisions to the Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Controls and Procedures, and Exhibits of the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010 and Amendment No. 1 on the Form 10-K/A filed with the SEC on and April 30, 2010 (collectively, the “Original Filing”).  The Company has revised its financial statements for the years ended and as of December 31, 2009, 2008, and 2007 to correct errors that have been identified.

The Original Filing contained errors related to the timing of the interest expense related to the Company’s outstanding $8,000,000 Variable Rate Convertible Bonds due 2012 and $20,000,000 12% Convertible Bonds due 2011 that resulted in overstatements and understatements of the interest expenses related to the bonds during various quarters before the second quarter of 2008.   Due to the accounting errors, the interest expense was overstated by approximately $0.3 million, $0.5 million, and $0.7 million for the second, third, and fourth quarters of fiscal year 2007, respectively, for a total overstatement of approximately $1.5 million for fiscal 2007.  The interest expense was overstated by approximately $0.1 million in the first quarter of 2008 and all the overstatements, approximately $1.6 million, were reversed in the second quarter of 2008.  For the year ended December 31, 2009, there was an overstatement of the interest expense of $7,984 in the second quarter and an understatement of $5,991 during the third quarter, for a total of overstatement of $1,993 for fiscal year 2009. The net bonds payable amounts were presented correctly in the Company’s financial statements as of December 31, 2008 and 2009, and it was only the components of the Convertible Bonds that were restated, while the net payable amounts as of December 31, 2007 was stated with correction of errors. Additionally, this Amendment No. 2 also includes the addition of an equity compensation charge in the amount of $4,976 related to a portion of options granted in October 2009 that the Company inadvertently omitted in the Original Filing.  Together with the overstatement of  interest expenses of $1,993, the loss for the year ended December 31, 2009 was understated by $2,983 and the retained earnings as of December 31, 2009 was overstated by $2,983, which was been corrected in this Amendment No. 2.  Additionally, $1.5 million of consolidation exchange loss resulted from the intercompany investments elimination was incorrectly included in the additional paid in capital instead of the accumulated comprehensive income presented in the Stockholders’ Statement of Equity and Comprehensive Income for the year ended December 31, 2009. All the errors for the year ended December 31, 2009 occurred among the components of the shareholders’ equity that the total shareholders’ equity was presented correctly as of December 31, 2009 as in the Original Filing.

This Amendment No. 2 only amends information in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), Item 8 (Financial Statements), Item 9A (Controls and Procedures), Item 11 (Executive Compensation), and Item 15 (Exhibits).   Other Items presented in the Original Filing are not being amended but are restated in this Amendment No. 2 without change in this Amendment No. 2 for ease of reference.

As a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment No. 2. Except for the foregoing amended and restated information, this Amendment No. 2 continues to describe conditions as of the date of the Original Filing, as of the date of respective filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

Techwell, our wholly owned subsidiary, was removed by the master contractor of the Dubai Metro Rail Project, which was the primary focus of Techwell, and such master contractor also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  We and certain of our subsidiaries are guarantor of the bonds that were paid by the banks, and we are liable under the guarantee agreements for such amounts paid by the banks.  Although we do not believe that the master contractor had a proper basis for calling the bonds, there can be no assurance can be given that the dispute will be resolved in our favor.  With less than 5% of its contract remaining to be completed, we had generated approximately $105.4 million in total revenue since construction began in 2008 ($54.8 million in 2008 and $50.6 million in 2009), and depending on the evolving status of the dispute, we may be required to reverse revenue that we have recognized in previously periods under the “percentage of completion” accounting method, which would have a material adverse effect on our results of operations.

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

A decline in our stock price and market capitalization, such as our stock price decline in 2009, could result in an impairment of a material amount of our goodwill, which is fully attributable to our subsidiary Techwell, which could reduce our earnings.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  In 2007, we acquired Techwell Engineering, and its accordingly recorded goodwill assets in the amount of approximately $8.0 million, which represents a significant portion of our assets.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

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

Pursuant to a Stock Purchase Agreement dated November 7, 2007, the previous shareholders of Techwell, Mr. Ng, Chi Sum and Miss Yam, Mei Ling Maria agreed to sell 100% of the shares in Techwell to us for approximately $11.7 million in cash and shares of common stock of our company. Subsequent to the acquisition, Mr. Ng and Miss Yam were employed by Techwell.  Techwell generated revenue that accounted for approximately 38% and 47% of our total revenue for the years ended December 31, 2008 and 2009.

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

Hong Kong
63rd Floor, Bank of China Tower, 1 Garden Road	577.7 square meters (office)
Central, Hong Kong

Zhuhai
105 Baishi Road, Jiuzhou West Avenue, Zhuhai, Guangdong	1,080 square meters (office)
1,700 square meters (factory)
Beijing
1302, No.1 Baiyun Road, XiCheng District, Beijing	146 square meters (office)

Shanghai
Room 102, Building A Lane 521 (Hengchang Garden), Wanping South Road Xuhui District, Shanghai	120 square meters (office)

Shunde
No.5 Technology area, Xingtan town, Shunde district, Fo Shan City	5,600 square meters (office & factory)

Shenzhen
West Building 1302, Innovation and Technology Square II, Tain’an Cyber Park, Futian District, Shenzhen	390 square meters (office)

28G, Yayunxuan, Shi Xia Bei San Jie, Futian District, Shenzhen	260 square meters (office)

Wuhan
Floor 38, No. 568 Jianshe road, Wu Han International Trade Center, Jianghan district, WuHan city	200 square meters (office)

Guangzhou
Room 702, Hui Xiang Ge, Xianglong Garden, No.175 Tianhe North Road, Tianhe District, Guangzhou City	137 square meters (office)

New York City, U.S.A 110 Wall St, 14th Floor, New York, NY 10005, USA	312 square meters (office)

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

	Year Ended December 31,
Consolidated Statements of Income	2009	2008	2007	2006	2005
	(restated)	(restated)	(restated)
	(in thousands, except share amounts and earnings per share)
Contract revenues earned	$117,191	$151,666	$86,617	$63,359	$49,515

Cost of contract revenues earned	(94,722)	(128,885)	(64,354)	(46,796)	(36,368)

Gross profit	$22,469	$22,781	$22,263	$16,563	$13,146

Selling, general and administrative expenses	(21,092)	(26,063)	(5,525)	(5,989)	(6,463)

Non-recurring general and administrative expenses	—	—	—	(3,806)	—

Finance Expense	—	—	(208)	—	—

Income/(Loss) from operations	$1,377	$(3,282)	$16,530	$6,768	$6,683
Interest income	58	1	108	—	—
Interest expense	(6,331)	(5,880)	(642)	—	(117)

Other income	177	1,922	88	700	501
Other expenses	(329)	(161)	(127)	—	—
Income/(Loss) before taxation	$(5,048)	$(7,400)	$15,957	$7,468	$7,068

Income tax	107	4	(2,422)	(1,318)	(1,157)
Discontinued Operation Loss, net of tax	(1,901)	—	—	—	—
Net Earnings/(Loss)	(6,842)	(7,396)	13,535	6,150	5,910
Net Loss attributable to non-controlling interest	33	20	—	—	—
Net income/(loss)	$(6,809)	$(7,376)	$13,535	$6,150	$5,910
Basic and diluted net income/(loss) per common share	(0.13)	(0.14)	0.27	0.14	0.14
Basic and diluted dividend paid per common share	—	—	0.26	0.04	0.06
Basic weighted average common shares outstanding	53,256,874	52,034,921	50,357,454	44,679,990	43,304,125
Diluted weighted average common shares outstanding	53,256,874	52,034,921	51,088,144	44,679,990	43,304,125

	December 31,
Consolidated Balance Sheets	2009	2008	2007	2006	2005
			(restated)
	(in thousands)
Current Assets	$135,667	$127,607	$84,988	$43,821	$21,712
Total Assets	146,560	141,538	95,737	44,861	22,320
Current Liabilities	77,324	66,770	39,313	21,784	14,016
Long-term Debt	24,673	25,237	6,481	2,565	-
Total Liabilities	101,997	92,017	45,794	24,349	14,016
Total Stockholders' Equity	44,563	49,521	49,943	20,512	8,304

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

Shenzhen Office Relocation - Discontinued Operations related to International Projects

In September 2009, the Company’s Shenzhen office was downsized and moved out from the leasehold multi-floor office building to a smaller leased place at minimal operations. The move was a result from the Company’s recent restructure and reorganization to turn back to the domestic market in China instead of overseas market due to the recent change in international economic environments. The set up of the Shenzhen office was originally for the support of the overseas operations which the Company decided to be discontinued.  A new, smaller sized Shenzhen Office was set-up to serve the domestic market in China. As a result, the current improvement works to the leasehold multi-floor office building were stopped and being written off in the period under this report as discontinued operation loss of $1,900,794. The Discontinued Operation Loss of was presented in the income statement because the downsize of Shenzhen office was considered as the discontinued operation as (1) there was no operations and cash flows regarding the ceased operation in the office, i.e. design and engineering support services to the international projects after the Company restructured to focus back to domestic market in PRC and (2) the new, small size Shenzhen office has no significant involvement in the ceased operation, i.e. no more significant support services to international projects.

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

Among the contract receivables as of December 31, 2009, $13.5 million was outstanding over 365 days and $16.1 million over 730 days, in total of $26.9 million which including $10.6 million of retention money which would only be settled after the retention periods of two or three years. The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate. The Company notes that its account receivables that are 365 and 720 days old are primarily related to the Company’s PRC operations, and the payment cycle in the PRC commonly entails a receivable being outstanding for over one to two years before collection. Such situations are particularly common in the construction market and with the clients from government. Since the Company’s older outstanding receivables are mainly of government projects, the final accounts and payments are required to be processed through a lengthy bureaucratic process in the PRC government. Based on the foregoing, and despite the receivables being outstanding from 365 to 720 days, the Company considers them to be realizable because the Company believes that there is a remote chance that the PRC Government will go into bankruptcy or otherwise refuse to make payment on the receivables. In addition, the Company has the policy of conducting a comprehensive review the aging of account receivables on a regular basis every three months. Furthermore, the Company has a designated staff member from one of its PRC subsidiaries to remain in constant communication with the Company’s various departments regarding PRC receivables collection status, and allowances for doubtful accounts is made, as necessary, based on the collection status updates. As of December 31, 2009, the contract receivables under aging of 1 to 30 days amounted to $52.3 million including the receivables of the projects in Dubai which were recognized at the end of the year at $42 million.

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

As of December 31, 2009, based on calculations conducted by the Company, the fair value exceeds carrying value by approximately 22%. Material assumptions include: (1) The reporting unit continues to have the profitable operations for a period of next 10 years; (2) the revenue has the steady annual growth rate ranging from 5% to 8% as in line with the estimated growth rate of PRC economy; (3) costs of funds kept stable for the period of next 10 years resulting in a stable discount rate for the projection of estimated fair value; and (4) no material change in the prevailing payment terms of the construction industry that allowing the working capital requirement kept at a low level at 15%. Uncertainties include: (1) The ability of the reporting unit to continue as a profitable operation may be affected by changes in technologies and the market of the construction industry; (2) the growth of the PRC economy may not be as steady as projected that in turn affect the steady growth of the revenue of the reporting unit, (3) it is also uncertain about the capital market that affect the costs of fund of the company; and (4) the prevailing payment terms used in the construction industry may be changed as a result of changes in the business environment for the construction industry. Potential events include (1) the appreciation of the value of RMB that would slow down the export and in turn the economic development of China that in turn have negative effect of property development industry in China; and (2) the controlling policies towards the property market by the PRC government. See above, “Risk Factors—If our goodwill resulting from our 2007 acquisition of Techwell becomes impaired, then our financial condition and profits may be reduced.”

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

Results of Operations

The following table sets forth our consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 in U.S. dollars:

	Year Ended December 31,
	2009	2008	2007
	(restated)	(restated)	(restated)
	(in thousands, except share amounts and earnings per share)
Contract revenues earned	$117,191	151,666	86,617

Cost of contract revenues earned	(94,722)	(128,885)	(64,354)

Gross profit	$22,469	22,781	22,263

Selling, general and administrative expenses	(21,092)	(26,063)	(5,525)

Non-recurring general and administrative expenses	—	—	—
Finance Expense	—	—	(208)
Income/(Loss) from operations	$1,377	(3,282)	16,530
Interest income	58	1	108
Interest expense	(6,331)	(5,880)	(642)

Other income	177	1,922	88
Other expenses	(329)	(161)	(127)
Income/(Loss) before taxation	$(5,048)	(7,400)	15,957

Income tax	107	4	(2,422)
Discontinued Operation Loss, net of tax	(1,901)	—	—
Net Earnings/(Loss)	(6,842)	(7,396)	13,535
Net Loss attributable to non-controlling interest	33	20	—
Net Earnings/(Loss) attributable to the Company	$(6,809)	(7,376)	13,535
Basic net income/(loss) per common share	(0.13)	(0.14)	0.27
Diluted net income/(loss) per common share	(0.13)	(0.14)	0.26

Basic weighted average common shares outstanding	53,256,874	52,034,921	50,357,454
Diluted weighted average common shares outstanding	53,256,874	52,034,921	51,088,144

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

Cost of contract revenues earned for the year ended December 31, 2009 was $94.7 million, a decrease of $34.2 million, or 27%, from $128.9 million for the comparable period in 2008. Cost of contract revenues earned consists of raw materials, labor and other operating costs related to contract performance. The decrease in costs of contract revenues earned was primarily due to a decrease in revenue in 2009. As a percentage of contract revenues, cost of contract revenues was approximately 80.8% for the year ended December 31, 2009, as compared to 85.0% for the same period in 2008. The decrease in cost of contract revenues as a percentage of revenues was primarily due to various costs control and cutting measures taken in 2009, such as the downsizing of our Shenzhen office. In 2009, as a result of the increased costs in the PRC, where the materials were procured, and the global economic recession, the company permitted a decreased margin charge as compared to previous years. As a result, there were estimated losses on uncompleted contracts identified and charged to the costs of contract revenues in the Company’s income statement. A substantial majority of this charge resulted from a project in Doha of Middle East, which revealed an estimated loss of approximately $3.8 million and the full amount of loss was charged to the income statement as costs of revenue earned in the year ended December 31, 2009.

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

Interest expenses and finance expenses were approximately $6.3 million for the year ended December 31, 2009, an increase of approximately $0.4 million, from $5.9 million for the comparable period in 2008. The increase was primarily due to the additional interest expense for the full year 2009 related to the $20 million convertible bonds that we issued April 2008. The interest expenses related to convertible bonds were $5.9 million, $4.4 million and $0.6 million for the year ended December 31, 2009, 2008 and 2007 respectively.

Income tax benefit was $107,000 in 2009, compared with $4,000 for the year ended December 31, 2008. The primary reason for the decrease in tax was due to the zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during the year 2009 and the deferred tax benefit of a subsidiary, Techwell Engineering Ltd.

Net loss for the year ended December 31, 2009 was $6.8 million, as compared to net loss of $7.4 million in 2008.

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

Interest expenses and finance expenses were approximately $5.9 million for the year ended December 31, 2008, an increase of approximately $5.3 million, from $0.6 million for the comparable period in 2007. The increase was primarily due to our issuance of $20 million convertible bonds in April 2008.

Income tax benefit was $4,000 in 2008, compared with expenses of $2.4 million for the year ended December 31, 2007. The primary reason for the decrease was due to the zero corporate income tax rate associated with revenues from the Dubai project, our largest ongoing project during the year 2008.

Net loss for the year ended December 31, 2008 was $7.4 million, as compared to net income of $13.5 million in 2007.

Dubai Project Dispute - Percentage of Completion and Related Receivables

With the use of “percentage-of-completion” method, the revenue to be recognized for each period will included both (1) the revenue earned for the current period and (2) the adjustment to previously recognized revenue that is required because of the changes in estimated total revenue, costs and profitability of projects from which the previous revenue had been recognized. The changes in the estimates may be the result of, for example, increased costs or overhead expenses of the projects, changes of the scope of the works of the contract as well as the changes of technologies used which in turn affect the costs of the project. Under these circumstances, the estimated revenue and costs can change and as a result the estimated profitability of the project can change, which affects the profit elements in the revenue previously recognized and may be required to be revised accordingly. The “adjustments” or “revisions” are made via adjustment to the current period revenue because it is the changes in estimates that are requiring the revisions and not a restatement of the previous period figures.

With respect to the Dubai Metro Rail Project, which was the primary focus of Techwell, an adjustment under the percentage-of-completion method described above may be required if, for example, the Company and the Company’s claim consultant modifies its evaluation of the Company’s claims such that the Company is not likely to recover its claims as currently anticipated, if the Company encounters any unexpected difficulties in the claiming process which making the increase of claiming costs, and if a commercial settlement between the parties is reached on a amounts different from current value estimates. In such scenarios, the final project revenue or estimated costs may be changed to affect the revenue recognition of the project. However, neither of the situations is considered to exist at the moment of the reporting that affects the accounting estimates of revenue and costs used for the period. As such, the Company believes that the revenue recognized to date is appropriate as there were periodic reviews of the estimates of the project revenue and costs by the Company to reflect the latest profitability of the project for revenue recognition.

One of the primarily reasons that the Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009. The underlying receivable as of September 30, 2009 from the Dubai projects was equal to approximately $19.2 million, which represented 23% of the total contract receivables as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment. The Company currently expects that there will be progress and payments will be received as early as the third quarter of 2010. However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable. For receivables related to the Dubai Project, the client delayed payment to us since April 2009 by refusing to issue the Certificates for Value of Work Done. No Certificates have been issued since April 2009. The Certificates are pre-requisites to proceed with payment to the Company. The client paid for all work for Certificates for Value of Work Done issued in or before April 2009. Such payments were made prior to December 31, 2009. As a result, no account receivables at December 31, 2009 represent work for the above-referenced Certificates issued in or before April 2009. The receivables for the year ended December 31, 2009 were recognized in accordance with the Percentage of Completion Method and based on the claim consultant’s report on the estimated final value of work done that the Company completed as of December 31, 2009.

The Company has not recorded an allowance for doubtful accounts related to the Dubai project. The Company has engaged a construction claims consultant to facilitate resolution of the dispute. The Company and its construction claims consultant, based on a review of the facts, documents, and materials available, believe that the Company has a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as its final amount due for work performed through September 2009. The Company, with the assistance of its claims consultant, have been continuously evaluating the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in the Company’s and Techwell’s favor. In the report of the claim consultant, there are the high and low estimates for the final total value of work done for the Dubai project. The Company started with the low estimates with prudence and adjusted such amounts with the amounts that the claim consultant’s expressed that there was an excellent opportunity for the Company to be recovered. Furthermore, as the client of the projects being the joint venture of two reputable Japanese corporations and one Turkish corporation with long operating histories, the Company believes that the possibility of default in payment is considered not likely to occur. Based on these supporting documents and analysis, the Company believes that the receivables will be collected and no allowance is required. However, the Company will be required to account for doubtful collection of the receivables related to the Dubai Project in the event it concludes that it is not likely that the Company will be able to collect the receivables.

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

We experience an average accounts settlement period ranging from three months to as high as one year from the time we provide services to the time we receive payment from our customers.   Below is a summary of typical steps in our processing of accounts:

•	It takes approximately one month for our client to collect the payment application from contractors for the contract work completed.

•
Thereafter, it takes approximately one to two months for the verification, agreement and certification of work completed, with timing to largely depend on whether there is disagreement in the calculation of certified value between the parties.

•	Moreover, if it is the case that the application is to finalize the project account, it may take up to three months.

•	Additionally, in the event that the client is not the owner of the project, it normally requires an additional one to two months for processing and obtaining the funds from the owner.

•	One to two months the client to pay the contractors.

In contrast to collection times, we typically need to place certain deposit with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We attempt to maintain a credit policy of receiving certain amounts of deposit from customers before we begin a new project.

The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate.  The Company notes that its account receivables that are 365 and 720 days old are primarily related to the Company’s PRC operations, and the payment cycle in the PRC commonly entails a receivable being outstanding for over one to two years before collection.  Such situations are particularly common in the construction market and with the clients from government. Since the Company’s older outstanding receivables are mainly of government projects, the final accounts and payments are required to be processed through a lengthy bureaucratic process in the PRC government. Based on the foregoing, and despite the receivables being outstanding from 365 to 720 days, the Company considers them to be realizable because the Company believes that there is a remote chance that the PRC Government will go into bankruptcy or otherwise refuse to make payment on the receivables. In addition, the Company has the policy of conducting a comprehensive review the aging of account receivables on a regular basis every three months.  Furthermore, the Company has a designated staff member from one of its PRC subsidiaries to remain in constant communication with the Company’s various departments regarding PRC receivables collection status, and allowances for doubtful accounts is made, as necessary, based on the collection status updates.

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

Quarterly Information

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total

Contract revenues earned	$24,691	$25,558	$30,599	$36,343	$117,191
Income / (loss) from operations	389	(5,074)	3,832	2,230	1,377
Net earnings (loss)	(1,918)	(8,387)	2,552	944	(6,809)
Net earnings / (loss) per share:
Basic and Diluted	(0.04)	(0.16)	0.05	0.02	(0.13)

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
			(restated)	(restated)
Contract revenues earned	$28,959	$55,978	$41,380	$25,349	$151,666
Income / (loss) from operations	(28,589)	11,110	8,752	5,445	(3,282)
Net earnings (loss)	(28,586)	9,910	6,026	5,274	(7,376)
Net earnings / (loss) per share:
Basic	(0.55)	0.19	0.12	0.10	(0.14)
Diluted	(0.55)	0.19	0.12	0.10	(0.14)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to China Architectural Engineering, Inc.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K/A.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures identified certain material weaknesses, as described below, that caused our controls and procedures to be ineffective.  Notwithstanding the existence of the material weaknesses described below, management has concluded that the interim consolidated financial statements in this Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods and dates presented.

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

These material weaknesses primarily related (i) our restatements that we conducted in May 2010 and (ii) one of our material operating subsidiaries, Techwell Engineering Limited. (“Techwell”) that we acquired in November 2007.

Restatements

In May 2010, we discovered that certain of our previously filed quarterly and annual reports contained errors that required correction and restatement.  The errors related to the timing of the interest expense related to the Company’s outstanding $8,000,000 Variable Rate Convertible Bonds due 2012 and $20,000,000 12% Convertible Bonds due 2011 that resulted in overstatements and understatements of the interest expenses related to the bonds during various quarters before the second quarter of 2008.   Due to the accounting errors, the interest expense was overstated by approximately $0.3 million, $0.5 million, and $0.7 million for the second, third, and fourth quarters of fiscal year 2007, respectively, for a total overstatement of approximately $1.5 million for fiscal 2007.  The interest expense was overstated by approximately $0.1 million in the first quarter of 2008 and all the overstatements, approximately $1.6 million, were reversed in the second quarter of 2008.  For the year ended December 31, 2009, there was an overstatement of the interest expense of $8,000 in the second quarter and an understatement of $6,000 during the third quarter, for a total of overstatement of $2,000 for fiscal year 2009. The net bonds payable amounts were presented correctly in the Company’s financial statements as of December 31, 2008 and 2009, and it was only the components of the Convertible Bonds that were restated, while the net payable amounts as of December 31, 2007 was stated with correction of errors.

Additionally, a correction was needed for the addition of an equity compensation charge in the amount of $4,976 related to a portion of options granted in October 2009 that the Company inadvertently omitted in the original Form 10-K filing.  Together with the overstatement of  interest expenses of $2,000, the loss for the year ended December 31, 2009 was understated by 2,983 and the retained earnings as of December 31, 2009 was overstated by 2,983.  Additionally, $1.5 million of consolidation exchange loss resulted from the intercompany investments elimination was incorrectly included in the additional paid in capital instead of the accumulated comprehensive income presented in the Stockholders’ Statement of Equity and Comprehensive Income for the year ended December 31, 2009.

We believe that the accounting errors were caused by lack of personnel with expertise in US generally accepted accounting principles and SEC rules and regulations, in addition to inadequate staffing and supervision that lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. We intend to take action to remediate these deficiencies going forward.

Techwell

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

Restatements

We have taken and intend to take the following actions to address the material weaknesses and improve our internal controls over financial reporting:

1.
We are seeking to improve supervision, education, and training of our accounting staff. We are also considering to engage third-party financial consultants to review and analyze our financial statements and assist us in improving our reporting of financial information.

2
Management intends to hire additional personnel with technical knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

3.
We will continue to monitor the effectiveness of these improvements. We are also considering to work with outside consultants in assessing and improving our internal controls and procedures when necessary.

4.	An internal SOX 404 task force is being setting up in order to help the company strengthening its controls and procedures on the financial reporting.

Techwell

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

Name and Position	Year	Salary ($)	Bonus ($)		Options Awards ($)(1)	All other compensation ($)		Total ($)
Luo Ken Yi	2009	187,887	-		-	-		187,887
Chief Executive Officer and	2008	114,957	-		-	-		114,957
Chairman of the Board	2007	57,423	-		-	-		57,423

Gene Michael Bennett (2)	2009	37,636	-		24,878	-		62,514
Acting Chief Financial Officer

Li Chengcheng (2)	2009	90,057	-		-	-		90,057
Former Chief Financial Officer

Albert Jan Grisel (2)	2009	79,375	-		-	-	(3)	79,375
Former Chief Financial Officer	2008	69,270	-		-	7,280	(3)	76,550

Charles John Anderson (4)	2009	265,943	-	(5)	-	12,000	(6)	277,943
President of CAE Building Systems, Inc.	2008	209,000	27,000	(5)	-	12,000	(6)	248,000
and Chief Operating Officer

Ye Ning	2009	138,866	-		-	-		138,866
Vice President	2008	100,032	-		-	-		100,032
	2007	49,220	-		-	-		49,220

Tang Nianzhong	2009	138,866	-		-	-		138,866
Vice President, China Operations	2008	100,032	-		-	-		100,032
and Director	2007	49,220	-		-	-		49,220

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	100,000	(2)	$$1.56	2,000,000	(1)
Equity compensation plans not approved by security holders	50,000		$3.50	—
Total	150,000		$2.21	2,000,000

(1)	Represents shares available for grant under our China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2009 by our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Zheng Jinfeng	20,000	-	-	-	-	-	20,000
Zhao Bao Jiang	20,000	-	-	-	-	-	20,000
Kelly Wang	20,000	-	-	-	-	-	20,000
Miu Cheung	20,000	-	-	-	-	-	20,000
Chia Yong Whatt (1)	10,849	-	-	-	-	-	10,849
Ye Ning (2)	11,945	-	-	-	-	-	11,945

(1)	Chia Yong Whatt was appointed a director on June 17, 2009.
(2)	Ye Ning resigned as a director on August 6, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Zhuhai, People’s Republic of China, on May 14, 2010.

China Architectural Engineering, Inc.

/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luo Ken Yi	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 14, 2010
Luo Ken Yi
/s/ Gene Michael Bennett	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2010
Gene Michael Bennett

*	Vice General Manager and Director	May 14, 2010
Tang Nianzhong

*	Director	May 14, 2010
Zheng Jinfeng

*	Director	May 14, 2010
Zhao Bao Jiang

*	Director	May 14, 2010
Kelly Wang

Director
Miu Cheung

*	Director	May 14, 2010
Chia Yong Whatt

*	/s/ Luo Ken Yi
Luo Ken Yi, as Attorney-in-Fact

Exhibit Index

Exhibit No.	Exhibit Description

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

4.12	China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).

Exhibit No.	Exhibit Description
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

CHINA ARCHITECTURAL ENGINEERING, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(Stated in US dollars)

INDEX

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS	F-3 – F-4

CONSOLIDATED STATEMENTS OF INCOME	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	F-7 – F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 – F-35

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

South San Francisco, California	Samuel H. Wong & Co., LLP
Original: January 20, 2010	Certified Public Accountants
Revised: April 30, 2010

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)
	Notes	As of December 31,
		2009	2008
		(restated)
ASSETS
Current assets
Cash and cash equivalents		$740,125	$9,516,202
Restricted cash		3,033,819	7,451,388
Contract receivables, net	(4)	89,189,103	71,811,627
Costs and earnings in excess of billings		8,100,580	15,988,920
Job disbursements advances		2,696,794	2,252,241
Other receivables, net	(5)	30,768,067	18,614,928
Inventories	(6)	727,499	308,842
Deferred income taxes, current		113,033	3,264
Other current assets		297,838	1,659,307
Total current assets		135,666,858	127,606,719

Non-current assets
Plant and equipment, net	(7)	2,539,457	5,852,110
Intangible Assets	(8)	70,610	50,720
Goodwill		7,995,896	7,995,896
Other non-current assets		287,586	32,137

TOTAL ASSETS		$146,560,407	$141,537,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	(9)	$9,529,880	$-
Notes payable		-	10,193,088
Accounts payable		26,614,484	35,510,827
Billings over costs and estimated earnings		6,098,666	5,358,527
Amount due to shareholder		10,080,345	924,687
Other payables		9,360,314	7,364,816
Income tax payable		-	2,318,743
Business and other taxes payable		4,923,771	3,304,522
Customers’ deposits		6,392,676	-
Other Accruals		4,324,011	1,794,879
Total current liabilities		77,324,147	66,770,089

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)
	Notes	As of December 31,
		2009	2008
		(restated)	(restated)
Non-current liabilities
Long term bank loans	(9)	$109,239	$328,285
Convertible bond payable, net	(10)	24,564,161	24,907,170

TOTAL LIABILITIES		$101,997,547	$92,005,544

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and December 31, 2008
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,256,874 shares issued and outstanding at December 31, 2009 and December 31, 2008		$53,257	$53,257
Additional paid in capital		26,495,876	23,036,592
Statutory reserves		3,040,595	3,040,595
Accumulated other comprehensive income		3,868,437	5,450,632
Retained earnings		11,131,084	17,940,421
Total Company shareholders’ equity		44,589,249	49,521,497
Noncontrolling interests		(26,389)	10,541
Total shareholders’ equity		44,562,860	49,532,038
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$146,560,407	$141,537,582

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

	Notes	Years ended December 31,
		2009	2008	2007
		(restated)	(restated)	(restated)
Contract revenues earned	(11)	$117,190,918	$151,665,672	$86,617,239
Cost of contract revenues earned		94,721,967	128,884,736	64,353,915
Gross profit		$22,468,951	$22,780,936	$22,263,324

Selling, general and administrative expenses		21,092,107	26,062,543	5,525,130
Finance expenses		-	-	208,197
Income / (Loss) from operations		$1,376,844	$(3,281,607)	$16,529,997

Interest income		58,425	762	108,241
Interest expense		(6,331,493)	(5,879,622)	(642,477)
Other income		176,871	1,922,285	88,385
Other expenses		(329,241)	(161,422)	(127,043)
Income / (Loss) before taxation on Continuing Operations		$(5,048,594)	$(7,399,604)	$15,957,103
Income tax /(tax benefit)	(12)	(107,031)	(3,649)	2,422,484
Discontinued Operation Loss, net of tax	(15)	1,900,794	-	-
Net Earnings/(Loss) including non-controlling interest		$(6,842,357)	$(7,395,955)	$13,534,619

Net Loss attributable to non-controlling interest		33,020	20,249	-

Net Earnings/(Loss) attributable to the Company		$(6,809,337)	$(7,375,706)	$13,534,619

Earnings/(Loss) per share:
Basic		$(0.13)	$(0.14)	$0.27
Diluted		$(0.13)	$(0.14)	$0.26

Weighted average shares outstanding:
Basic		53,256,874	52,034,921	50,357,454

Diluted		53,256,874	52,034,921	51,088,144

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)
	Years ended December 31,
	2009	2008	2007
	(restated)	(restated)	(restated)
Cash flows from operating activities
Net Earnings/(loss)	$(6,842,357)	$(7,395,955)	$13,534,619
Noncontrolling interest	33,020	20,249	-
Depreciation expense	851,441	761,010	334,378
Bad debt expense	1,426,685	5,000,000	291,666
Amortization expenses on intangible assets	19,735	19,666	-
Amortization expenses on convertible bond discount	1,549,682	3,404,030	642,477
Amortization expenses on fair value of staff options	4,976	-	-
Loss on disposal of fixed assets	2,670,851	-	-
(Increase)/decrease in inventories	(418,657)	219,901	(505,635)
Increase in receivables	(23,068,960)	(35,503,221)	(41,988,830)
(Increase)/decrease in other assets	551,698	44,596	(117,038)
Increase in payables	2,061,608	30,445,703	12,306,736
Net cash used in operating activities	$(21,160,278)	$(2,984,021)	$(15,501,627)

Cash flows from investing activities
Decrease/(increase) in restricted cash	$4,417,569	$(6,856,372)	$2,148,126
Purchases of intangible assets	(44,148)	-	-
Loss from disposal of intangible assets	4,523	-	-
Decrease in security deposit	-	-	565,795
Purchases of plant and equipment	(209,639)	(3,886,532)	(1,649,170)
Net cash provided/(used) in investing activities	$4,168,305	$(10,742,904)	$1,064,751

Cash flows from financing activities
Proceeds from short-term loans	$9,529,880	$-	$2,578,550
Repayments of short-term loans	-	(2,578,550)	-
Repayments of notes payable	(10,193,088)	-	-
Repayments of long-term loans	(219,046)	(115,596)	(2,121,098)
Proceeds for amount due to shareholder	9,155,658	-	1,442,291
Repayments of amount due to shareholder	-	(410,169)	-
Proceeds from issuance of common stock	-	-	3,338,470
Increase in additional paid in capital from issuance of common stock	-	8,102	-
Issuance of convertible bond and warrants	-	19,500,000	9,700,000
Net cash provided in financing activities	$8,273,404	$16,403,787	$14,938,213

Net increase/(decrease) in cash and cash equivalents	$(8,718,569)	$2,676,862	$501,337

Effect of foreign currency translation on cash and cash equivalents	(57,508)	2,799,172	1,422,865
Cash and cash equivalents - beginning of year	9,516,202	4,040,168	2,115,966
Cash and cash equivalents - end of year	$740,125	$9,516,202	$4,040,168

Other supplementary information:
Cash paid during the year for:
Interest paid	$508,055	$816,004	$119,335
Income tax paid	$-	$203,682	$1,012,332
The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
AS OF DECEMBER 31, 2009, 2008 AND 2007
(Amount Stated in USD)
	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Noncontrolling Interest	Total
Balance, January 1, 2007	50,000,000	$50,000	$7,074,701	$1,437,223	$469,964	$11,480,816	$-	$20,512,704
Net earnings including non-controlling interests						13,534,619		13,534,619
Proceed from issuance of common stock	1,783,416	1,784	9,163,264					9,165,048
Less: Cost of stock issuance			(951,434)					(951,434)
Adjustment of Zhuhai KGE Co Ltd Retained Earnings to eliminate Dividend Paid						3,844,897		3,844,897
Adjustment of Zhuhai Career Training School pre-acquisition Deficits						14,429		14,429
Adjustment of CAEI retained earnings/(deficits)						(1,955,262)		(1,955,262)
Additional Paid-in Capital from warrants and beneficial conversion feature			4,354,429					4,354,429
Appropriation to statutory reserve				1,603,372		(1,603,372)		-
Foreign currency translation adjustment					1,422,865			1,422,865
Non-controlling interests							49,482	49,482
Balance, December 31, 2007 (restated)	51,783,416	$51,784	$19,640,960	$3,040,595	$1,892,829	$25,316,127	$49,482	$49,991,777

Balance, January 1, 2008	51,783,416	$51,784	$19,640,960	$3,040,595	$1,892,829	$25,316,127	$49,482	$49,991,777
Net Loss including non-controlling interests						(7,375,706)	(20,249)	(7,395,955)
Proceed from issuance of common stock	902,030	902	602,221					603,123
Conversion of bond	571,428	571	1,379,908					1,380,479
Less: Cost of stock issuance								-
Additional Paid-in Capital from warrants and beneficial conversion feature			1,413,503					1,413,503
Appropriation to statutory reserve
Foreign currency translation adjustment					3,557,803			3,557,803
Non-controlling interests							(18,692)	(18,692)
Balance, December 31, 2008 (restated)	53,256,874	$53,257	$23,036,592	$3,040,595	$5,450,632	$17,940,421	$10,541	$49,532,038

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – CONTINUED
AS OF DECEMBER 31, 2009, 2008 AND 2007
(Amount Stated in USD)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Noncontrolling Interest	Total
Balance, January 1, 2009	53,256,874	$53,257	$23,036,592	$3,040,595	$5,450,632	$17,940,421	$10,541	$49,532,038
Net loss including non-controlling interests						(6,809,337)	(33,020)	(6,842,357)
Additional Paid-in Capital from warrants and beneficial conversion			3,454,308					3,454,308
Additional Paid-in Capital from grant of employee stock options			4,976					4,976
Foreign currency translation adjustment					(1,582,195)			(1,582,195)
Non-controlling interest							(3,910)	(3,910)
Total comprehensive income								(4,969,178)
Balance, December 31, 2009 (restated)	53,256,874	$53,257	$26,495,876	$3,040,595	$3,868,437	$11,131,084	$(26,389)	$44,562,860

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

1.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 13, 2010, the Company concluded that its financial statements for the years ended and as of December 31, 2009, 2008 and 2007 contained errors in the accounting of the interest expenses for these periods related to the Company’s $8,000,000 Variable Rate Convertible Bonds due in 2012 and $20,000,000 12% Convertible Bonds due in 2011.  The financial statements, as previously filed, contained errors related to the timing of the interest expense related to the Company’s outstanding $8,000,000 Variable Rate Convertible Bonds due 2012 and $20,000,000 12% Convertible Bonds due 2011 that resulted in overstatements and understatements of the interest expenses related to the bonds during various quarters before the second quarter of 2008.   Due to the accounting errors, the interest expense was overstated in by approximately $0.3 million, $0.5 million, and $0.7 million for the second, third, and fourth quarters of fiscal year 2007, respectively, for a total overstatement of approximately $1.5 million for fiscal 2007.  The interest expense was overstated by approximately $0.1 million in the first quarter of 2008 and all the overstatements, approximately $1.6 million, were reversed in the second quarter of 2008.  For the year ended December 31, 2009, there was an overstatement of the interest expense of $7,984 in the second quarter and an understatement of $5,991 during the third quarter, for a total of overstatement of $1,993 for fiscal year 2009, as presented below. With the net bonds payable amounts being presented correctly as of December 31, 2008 and 2009, only the components of the Convertible Bonds were restated while the net payable amounts as of December 31, 2007 was presented with correction of errors. Additionally, the financial statements for year ended December 31, 2009 failed to include an equity compensation charge in the amount of $4,976 related to a portion of options granted in October 2009 that the Company inadvertently omitted in the financial statements as originally filed. Together with the overstatement of  interest expenses of $1,993, the loss for the year ended December 31, 2009 was understated by $2,983 and the retained earnings as of December 31, 2009 was overstated by $2,983.  Additionally, $1.5 million of consolidation exchange loss resulted from intercompany investments elimination was incorrectly included in the additional paid in capital instead of the accumulated comprehensive income presented in the Stockholders’ Statement of Equity and Comprehensive Income for the year ended December 31, 2009. All the errors for the year ended December 31, 2009 occurred among the components of the shareholders’ equity that the total shareholders’ equity was presented correctly as of December 31, 2009.

 Effects of Restatements

To correct the above noted errors, the Company has restated the accompanying financial statements.  The following is a summary items affected by the corrections described above:

Consolidated Balance Sheets

	As of December 31, 2009
	As previously
	reported	Adjustments	As restated
Additional paid in capital	24,938,476	1,557,400	26,495,876
Accumulated other comprehensive income	5,422,854	(1,554,417)	3,868,437
Retained earnings	11,134,067	(2,983)	11,131,084

	As of December 31, 2008
	As previously
	reported	Adjustments	As restated

Additional paid in capital	23,043,792	(7,200)	23,036,592
Accumulated other comprehensive income	5,443,432	7,200	5,450,632

Consolidated Statements of Operations

	For the year ended December 31, 2009
	As previously
	reported	Adjustments	As restated
Selling, general and administrative expenses	$21,087,131	$4,976	$21,092,107
Income / (Loss) from operations	1,381,820	(4,976)	1,376,844
Interest expense	6,333,486	(1,993)	6,331,493
0ncome / (Loss) before taxation on Continuing Operations	(5,045,611)	(2,983)	(5,048,594)
Net Earnings/(Loss) including non-controlling interest	(6,839,374)	(2,983)	(6,842,357)
Net Earnings/(Loss) attributable to the Company	(6,806,354)	(2,983)	(6,809,337)

	For the year ended December 31, 2008
	As previously
	reported	Adjustments	As restated
Interest expense	$4,377,331	$1,502,291	$5,879,622
Income / (Loss) before taxation on Continuing Operations	(5,897,313)	(1,502,291)	(7,399,604)
Net Earnings/(Loss) including non-controlling interest	(5,893,664)	(1,502,291)	(7,395,955)
Net Earnings/(Loss) attributable to the Company	(5,873,415)	(1,502,291)	(7,375,706)
Earnings/(Loss) per share:
Basic	(0.11)	(0.03)	(0.14)
Diluted	(0.11)	(0.03)	(0.14)

	For the year ended December 31, 2007
	As previously
	reported	Adjustments	As restated
Interest expense	$2,144,768	$(1,502,291)	$642,477
Income / (Loss) before taxation on Continuing Operations	14,454,812	1,502,291	15,957,103
Net Earnings/(Loss) including non-controlling interest	12,032,328	1,502,291	13,534,619
Net Earnings/(Loss) attributable to the Company	12,032,328	1,502,291	13,534,619
Earnings/(Loss) per share:
Basic	0.24	0.03	0.27
Diluted	0.24	0.02	0.26

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

	For the year ended December 31, 2009
	As previously
	reported	Adjustments	As restated
Additional paid in capital	24,938,476	1,557,400	26,495,876
Accumulated other comprehensive income	5,422,854	(1,554,417)	3,868,437
Retained Earnings	11,134,067	(2,983)	11,131,084

	For the year ended December 31, 2008
	As previously
	reported	Adjustments	As restated
Additional paid in capital	23,043,792	(7,200)	23,036,592
Accumulated other comprehensive income	5,443,432	7,200	5,450,632

	For the year ended December 31, 2007
	As previously
	reported	Adjustments	As restated
Additional paid in capital	23,665,558	(4,024,598)	19,640,960
Retained Earnings	23,813,836	1,502,291	25,316,127
Total company shareholders’ equity	52,464,602	(2,522,307)	49,942,295
Total shareholders equity	52,514,084	(2,522,307)	49,991,777

Consolidated Statements of Cash Flows

	For the year ended December 31, 2009
	As previously
	reported	Adjustments	As restated
Net Earnings/(loss)	$(6,839,374)	$(2,983)	$(6,842,357)
Amortization expenses on convertible bond discount	1,551,675	(1,993)	1,549,682
Amortization expenses on fair value of staff stock options	-	4,976	4,976

	For the year ended December 31, 2008
	As previously
	reported	Adjustments	As restated
Net Earnings/(loss)	$(5,893,664)	$(1,502,291)	$(7,395,955)
Amortization expenses on convertible bond discount	1,901,739	1,502,291	3,404,030

	For the year ended December 31, 2007
	As previously
	reported	Adjustments	As restated
Net Earnings/(loss)	$12,032,328	$1,502,291	$13,534,619
Amortization expenses on convertible bond discount	2,144,768	(1,502,291)	642,477

2.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

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

Components of basic and diluted earnings per share were as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Net Earnings/(Loss) attributable to the Company	$(6,809337)	$(7,375,706)	$13,534,619

Basic Weighted Average Shares Outstanding	53,256,874	52,034,921	50,357,454
Dilutive Shares:
- Addition to Common Stock from Conversion of Notes	-	-	-
- Addition to Common Stock from Exercise of Warrants	-	-	730,690

Diluted Weighted Average Outstanding Shares:	53,256,874	52,034,921	51,088,144

Earnings Per Share
- Basic	$(0.13)	$(0.14)	$0.27
- Diluted	$(0.13)	$(0.14)	$0.26

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

Selling, general, and administrative costs are charged to expense as incurred.

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

·
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

·
China Architectural Engineering (Shenzhen) Co., Ltd. is located in Shenzhen and is subject to the 20% income tax rate that will be gradually increased to the uniform rate of 25% by 2012 as according to the new EIT law.

·	Full Art International Limited, King General Engineering (HK) Limited, and KGE Building System Limited are subject to the Hong Kong profits tax rate of 16.5%.

·
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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

·      KGE Australia Pty Limited is subject to a corporate income tax rate of 30%.

·      The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and  957.

·      The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in the PRC and Hong Kong.  Based on the consolidated net earnings for the year ended December 31, 2009, the Company shall be taxed at the 35% tax rate.

·      Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate except on oil companies and bank.

·      Subsidiaries in Singapore are subject a effective corporate income tax rate of 8.5% on taxable income amount in excess of Singapore dollar $100,000 .

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

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing ) and FASB Statement No. 167 (FASB ASC 810  Consolidation ), a revision to FASB Interpretation No. 46 (Revised December 2003),  Consolidation of Variable Interest Entities  (FASB ASC 810 Consolidation ) .

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities  (FASB ASC 860  Transfers and Servicing ) ,  and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860  Transfers and Servicing ) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company is still evaluating the impact of the above pronouncement.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities  (FASB ASC 810  Consolidation ) ,  and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation ) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is still evaluating the impact of the above pronouncement.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles ) a replacement of FASB Statement No. 162   the Hierarchy of Generally Accepted Accounting Principles . On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.

(v)	Stock-based compensation

Stock compensation accounting guidance (FASB ASC 718, “Compensation-Stock Compensation”) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

Stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards.

On October 5, 2009, the Company granted options to purchase a total of 100,000 shares of its common stock to an executive officer.  The stock options vest at the rate of 10,000 shares per month, with the first vesting of 10,000 options to occur on November 27, 2009 and with the last vesting of 10,000 options ending upon the total vested being 100,000.  The Company uses the Black-Scholes option-pricing model to value stock option awards and expensed the stock-based compensation based on the vesting periods.  The fair value of these options was calculated using the following assumptions: (1) risk-free interest rates of 4%, (2) an expected life of 1 to 5 years, (3) expected volatility of 41%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Based on the foregoing, the value of the options is a total of $24,878 and for the year ended December 31, 2009, $4,976 was expensed related to the grant of these options.

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

5.	OTHER RECEIVABLES

Other receivables consisted of the following:

	December 31, 2009	December 31, 2008
Due from sellers of Techwell, the subsidiary (1)	$11,333,253	$1,424,123
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	6,054,905	11,172,032
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,414,397	-
Other related parties receivables	253,638	-
Deposits for site operations of projects in PRC	2,903,171	5,751,476
Other	808,703	267,297

Total	$30,768,067	$18,614,928

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

6.	INVENTORIES

	December 31, 2009	December 31, 2008
Raw materials at sites	$727,499	$308,842

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

7.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of: -

	December 31, 2009	December 31, 2008

At cost
Motor vehicle	$1,242,928	$1,568,165
Machinery and equipment	2,381,755	3,221,028
Furniture, software and office
equipment	1,795,595	2,443,382
Building	-	311,596
Leasehold improvement	267,038	2,198,367
	$5,687,316	$9,742,538

Less: Accumulated depreciation
Motor vehicle	$825,536	$774,977
Machinery and equipment	1,420,536	1,975,014
equipment	804,516	908,591
Building	-	24,538
Leasehold improvement	97,271	207,308
	$3,147,859	$3,890,428

	$2,539,457	$5,852,110

Depreciation expenses included in the selling and administrative expenses for years ended December 31 2009 and 2008 were $851,441 and $761,010 respectively.

8.	INTANGIBLE ASSETS

	December 31, 2009	December 31, 2008

At cost
Intangible Assets	$98,673	$99,567
Less: Accumulated amortization	28,063	48,847

	$70,610	$50,720

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

The Convertible Bonds Payable, net consists of the following:

	December 31, 2009	December 31, 2008

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,305,938)	(3,305,938)
Less: Interest discount – Beneficial conversion feature	(1,882,404)	(1,882,404)
Less: Bond discount	(760,069)	(760,069)
Accretion of interest discount	2,512,572	2,855,581

Net	$24,564,161	$24,907,170

The Company has failed to make interest payments as originally agreed upon under the Bonds, as follows:

$10,000,000 Variable Rate Convertible Bonds due in 2012
Interest for 6 months from April to October 2009, due October 4, 2009	$120,000

$20,000,000 12% Convertible Bonds due in 2011
Interest for 6 months from October 2008 to April 2009, due April 15, 2009	$1,200,000
Interest for 6 months from April 2009 to October 2009, due October 15, 2009	1,200,000

Total missed interest payments:	$2,520,000

As more fully discussed in Note 18 below, the Company entered into a waiver agreement with the Subscribers in February 2010.  See Note 18 for additional information.  The Company entered into an Amendment and Waiver Agreement with the Bondholders on August 6, 2009 pursuant to which the Bondholders agreed to extend interest payments under the Bonds.  The Company then entered into another Amendment and Waiver Agreement with the Bondholders, other creditors and other interested parties as specified in the agreement dated February 24, 2010 pursuant to which that the Bondholders extended the payment of overdue interest of $2,520,000 to March 31, 2010 and April 15, 2010.  The convertible bonds are classified as long term debt due to the waivers, but the Company may be required to reclassify the bonds as a current liability if the Company is not required to the covenants that must be met under the Bonds.  The Company may be required to reclassify the Bonds as a current liability if (i) a covenant violation that gives the bondholders the right to call the debt has occurred at the balance sheet date or would have occurred absent a loan modification, and (ii) it is probable that the Company will not be able to cure the default (comply with the covenant) at measurement dates that are within the next 12 months. The Company believed that it is not probable that the Company will not be able to cure the default at measurement dates that are within the next 12 months.

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

12.	INCOME TAXES

On October 17, 2006, income from the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, this tax is deferred until foreign source income is repatriated to the Company, which has not yet occurred.
The Company has also retained an U.S. tax-preparer firm to aide in preparation of its U.S. income tax returns in order to maintain a high level of compliance with U.S. tax laws.

Effective January 1, 2008, the PRC income tax rules were changed.  The PRC government implemented a new 25% tax rate for all enterprises whether domestic or foreign enterprise, and abolished the tax holiday.

Income before taxes and the provision for taxes consists of the following:

	December 31, 2009	December 31, 2008	December 31, 2007
Continuing income before taxes:
U.S.	$(9,410,523)	$(7,995,070)	$(943,884)
Singapore	683,895	(324,690)	-
China	(7,169,999)	(14,582,108)	14,446,265
Australia	(3,197)	(70,485)	14,834
Hong Kong	(6,915,560)	(3,753,692)	2,647,045
Dubai	17,823,687	19,272,753	-
Macau	(57,240)	53,688	(207,157)
Total continuing income before taxes	(5,048,937)	(7,399,604)	15,957,103

Provision for taxes expense/(benefit):
Current:
U.S. Federal	-	-	-
U.S. State	-	-	-
	-	-	-
Deferred:
U.S. Federal	-	-	-
Hong Kong	(109,769)	(3,649)	-
Currency Effect	2,738	-	-
	(107,031)	(3,649)	-
Total provision for taxes	$(107,031)	$(3,649)	$-
Effective tax rate	(2.11)%	(0.05)%	N/A

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2009, 2008, and 2007 are as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Deferred tax assets
Net operating loss	$113,033	$3,264	$-
	113,033	3,264	-
Valuation allowance	-	-	-
Total deferred tax assets	113,033	3,264	-
Deferred tax liabilities
Total deferred tax liabilities	-	-	-
Net deferred tax assets	113,033	3,264	-
Reported as:
Current deferred tax assets	113,033	3,264	-
Non-current deferred tax assets	-	-	-
Non-current deferred tax liabilities	-	-	-
Net deferred taxes	$113,033	$3,264	$-

Current deferred tax assets represents net operating loss of a subsidiary Techwell Engineering Limited in Hong Kong.  The losses can be carried forward to set-off future assessable profits in Hong Kong without expiry date.  The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2009, 2008, and 2007  is shown in the following table:

	2009	2008	2007
U.S. federal statutory income tax rate	34.00%	35.00%	35.00%
Lower rates in PRC, net	-9.00%	-10.00%	-10.00%
Accruals in foreign jurisdictions	-2.11%	0.00%	0.00%
Tax Holiday	-25.00%	-25.00%	-25.00%
	-2.11%	0.00%	0.00%

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income (see tax rates discussed above) before tax for the years ended December 31, 2009, 2008, and 2007: -

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Income/(loss) before tax	(5,048,937)	(7,399,604)	15,957,103
Taxes at the applicable income tax rates	$285	$19,629	$4,770,088
Miscellaneous non taxable income and non-deductible expenses	(107,316)	(23,278)	(2,347,604)

Current income tax expense	$(107,031)	$(3,649)	$2,422,484

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

13.	QUARTERLY INFORMATION

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total
Contract revenues earned	$24,691	$25,558	$30,599	$36,343	$117,191
Income / (loss) from operations	389	(5,074)	3,832	2,230	1,377
Net earnings (loss)	(1,918)	(8,387)	2,552	944	(6,809)
Net earnings / (loss) per share:
Basic and Diluted	(0.04)	(0.16)	0.05	0.02	(0.13)

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Contract revenues earned	$28,959	$55,978	$41,380	$25,349	$151,666
Income / (loss) from operations	(28,589)	11,110	8,752	5,445	(3,282)
Net earnings (loss)	(28,586)	9,910	6,206	5,274	(7,376)
Net earnings / (loss) per share:
Basic	(0.55)	0.19	0.12	0.10	(0.14)
Diluted	(0.55)	0.19	0.12	0.10	(0.14)

14.	SEGMENTAL INFORMATION

The Company has one reportable segment and conducts business in the following geographic regions. All amounts are in thousands.

Revenue :

	2009	2008	2007
For the year ended December 31
Middle East	$58,685	$64,929	$-
Asia	51,979	83,505	86,617
United States	6,527	3,232	-
Total	$117,191	$151,666	$86,617

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

14.	SEGMENTAL INFORMATION (CONT'D)

Long-lived assets :

	Middle East	Asia	United States	Total
As of December 31, 2009
Plant and equipment, net	$384	$2,026	$130	$2,540
Intangible assets	-	71	-	71
Goodwill	-	7, 996	-	7, 996
Other non-current assets	161	95	31	287
Total	$545	$10,188	$161	$10,894

As of December 31, 2008

Plant and equipment, net	$488	$5,187	$177	$5,852
Intangible assets	-	51	-	51
Goodwill	-	7,996	-	7,996
Other non-current assets	-	1	31	32
Total	$488	$13,235	$208	$13,931

15.	DISCONTINUED OPERATION LOSS

In September 2009, the Company’s Shenzhen office was downsized and moved out from the leasehold multi-floor office building to a smaller leased place at minimal operations. The move was a result from the Company’s recent restructure and reorganization to turn back to the domestic market in China instead of overseas market due to the recent change in international economic environments. The set up of the Shenzhen office was originally for the support of the overseas operations which the Company decided to be discontinued.   A new, smaller sized Shenzhen Office was set-up to serve the domestic market in China.  As a result, the current improvement works to the leasehold multi-floor office building were stopped and being written off in the period under this report as discontinued operation loss of $1,900,794.  The Discontinued Operation Loss of was presented in the income statement under FASB ASC 205-200 45 and 420-10-05 because the downsize of Shenzhen office was considered as the discontinued operation as (1) there was no operations and cash flows regarding the ceased operation in the office, i.e. design and engineering support services to the international projects after the Company restructured to focus back to domestic market in PRC and (2) the new, small size Shenzhen office has no significant involvement in the ceased operation, i.e. no more significant support services to international projects.

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

On January 14, 2009, the board of directors of Techwell passed a board resolution, to dismiss both Mr. Ng and Miss Yam with immediate effect and remove Mr. Ng from the board of Techwell (the “Resolution”).   On January 16, 2009, Mr. Ng and Miss Yam filed a lawsuit in the High Court of Hong Kong against the Company and its subsidiary, Full Art International Limited.  The lawsuit alleges that,  inter alia , (i) the Company misrepresented to them the financial status of the Company and operations during the course the acquisition of Techwell was being negotiated; (ii) the Company failed to perform its obligations under a settlement agreement alleged to be agreed by the Company in January 2009; and (iii) the dismissal of Mr. Ng was unlawful and invalid.  The lawsuit filed by Mr. Ng and Miss Yam requests the court for specific performance of the settlement agreement that was allegedly entered into, which would require the return of the Techwell company to Mr. Ng and Miss Yam, and in the absence of such grant of relief, Mr. Ng and Miss Yam request unspecified damages lieu of return of the Techwell company.

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

Dubai Metro Rail Project Dispute

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. The Company, through its subsidiary, had been working towards completion of its external envelopes for stations along the Red Line of the Dubai Metro System.  According to the Company’s original construction blueprint, the majority of its construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009.  With less than 5% of its contract remaining to be completed, Techwell was removed by the master contractor of the project, which also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  The Company and certain of its subsidiaries are guarantor of the bonds that were paid by the banks, and the Company is liable under the guarantee agreements for such amounts paid by the banks.  The Company does not believe that the master contractor had a proper basis for calling the bonds and intend to vigorously defend all of its legal rights and remedies related to the dispute.  The Company has engaged a construction claims consultant to facilitate resolution of the dispute.  The Company and its construction claims consultant, based on a review of the facts, documents, and materials available, believes that it has a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as its final amount due for work performed through September 2009.  The Company, with the assistance of its claims consultant, will continue to evaluate the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in the Company’s and Techwell’s favor.

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

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

18.	SUBSEQUENT EVENTS

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

18.	SUBSEQUENT EVENTS (CONT'D)

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

Grant of Restricted Stock

On January 18, 2010, the Board of Directors of the Company approved the issuance of a total of 1.9 million shares of restricted stock (the “Restricted Stock Grants”) to certain of its officers, directors, and key employees under the China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan (the “Plan”), which was previously approved by the Company’s stockholders at its 2009 Annual Meeting of Stockholders.  As approved by the Board, the Restricted Stock Grants were subject to and contingent upon the Company’s filing of a registration statement on Form S-8 with the Securities and Exchange Commission, which occurred on January 21, 2010. In the first quarter of 2010, the Company opted to accelerate vesting of the restricted stock awards so that they became fully vested immediately.