Form 10-K/A
period 2009-12-31
China Architectural Engineering, Inc.
filed 2010-05-14
CIK 1287668

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

(4)	Mr. Anderson became president of CAE Building Systems, Inc, a wholly-owned subsidiary of the Company, in February 2008 and Chief Operating Officer of the Company in June 2008.

(5)	Represents sales commission earned.

(6)	Mr. Anderson received an aggregate automobile allowance of $12,000 and $12,000 in 2009 and 2008, respectively. The foregoing amounts are included in “All Other Compensation.”

Grants of Plan-Based Awards in 2009

The following table summarizes our awards made to our named executive officers in 2009.

	Grant Date(1)	Number of Shares of Common Stock Underlying Options	Exercise of Base Price of the Options Award ($/Sh)	Grant date of Fair Value of Stock and Options Awarded ($)(2)
Gene Michael Bennett	October 5, 2009(1)	100,000	1.56	24,878

(1)	The options were granted pursuant to an Employment Agreement entered into with Mr. Bennett. See page 57 at “Employment Agreements-Gene Michael Bennett” on page 57 for additional information.

(3)	Valuation assumptions are found in Note 2 in our Financial Statements contained in this Annual Report for the year ended December 31, 2009 under “Note 3—Summary of Significant Accounting Policies”.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of the fiscal year ended December 31, 2009.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Gene Michael Bennett	20,000	80,000	-	1.56	10/5/2012

(1)	Mr. Bennett received options to purchase 100,000 shares of common stock on October 5, 2009. The options vest at the rate of 10,000 per month beginning on November 27, 2010.

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