Form 10-Q
period 2010-03-31
China Architectural Engineering, Inc.
filed 2010-05-19
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 55,156,874 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 14, 2010.

CHINA ARCHITECTURAL ENGINEERING, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of China Architectural Engineering, Inc. as contained in its Annual Report for the fiscal year ended December 31, 2009 on Form 10-K, as filed with the Securities and Exchange Commission on March 4, 2010, and as amended by Amendment No.1 on April 30, 2010 and Amendment No.2 on May 14, 2010.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

	Note	March 31, 2010	December 31, 2009
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		$497,348	$740,125
Restricted cash		2,024,080	3,033,819
Contract receivables, net	(3)	88,281,494	89,189,103
Costs and earnings in excess of billings		10,193,454	8,100,580
Job disbursements advances		1,957,233	2,696,794
Other receivables	(4)	25,821,226	30,768,067
Inventories	(5)	162,346	727,499
Deferred income taxes, current		112,893	113,033
Other current assets		497,884	297,838
Total current assets		129,547,958	135,666,858

Non-current assets
Plant and equipment, net	(6)	2,361,334	2,539,457
Intangible assets	(7)	59,987	70,610
Goodwill		7,995,896	7,995,896
Other non-current asset		36,424	287,586

TOTAL ASSETS		$140,001,599	$146,560,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	(8)	$7,856,554	$9,529,880
Accounts payable		25,873,394	26,614,484
Billings over costs and estimated earnings		5,346,341	6,098,666
Amount due to shareholder		3,504,156	10,080,345
Other payables		9,864,960	9,360,314
Business and other taxes payable		4,734,098	4,923,771
Customers’ deposits		8,097,324	6,392,676
Other Accrual		6,034,195	4,324,011
Total current liabilities		71,311,022	77,324,147

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

	Note	March 31, 2010	December 31, 2009
		(unaudited)
Non-current liabilities
Long term bank loans	(8)	$89,850	$109,239
Convertible bond payable, net	(9)	25,475,167	24,564,161

TOTAL LIABILITIES		$96,876,039	$101,997,547

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 and December 31, 2009; Common stock, $0.001 par value, 100,000,000 shares authorized, 55,156,874 and 53,256,874 shares issued and outstanding at March 31, 2009 and December 31, 2009, respectively		$55,157	$53,257
Additional paid in capital		28,458,440	26,495,876
Statutory reserves		3,040,595	3,040,595
Accumulated other comprehensive income		3,986,558	3,868,437
Retained earnings		7,609,728	11,131,084
Total Company shareholders’ equity		43,150,478	44,589,249
Noncontrolling interests		(24,918)	(26,389)
Total shareholders’ equity		43,125,560	44,562,860
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$140,001,599	$146,560,407

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(STATED IN US DOLLARS)

		Three Months Ended March 31,
	Note	2010	2009

Contract revenues earned	(10)	$11,472,123	$36,343,064

Cost of contract revenues earned		(9,144,193)	(28,162,233)

Gross profit		$2,327,930	$8,180,831

Selling, general and administrative expenses		(4,175,480)	(5,951,030)
Finance expenses		(47,201)	-

Income / (Loss) from operations		$(1,894,751)	$2,229,801

Interest income		2,416	3,706
Interest expense		(1,626,111)	(1,311,733)
Other income		7,514	21,837
Other expenses		(849)	-

Income/(Loss) before taxation on Continuing Operations		$(3,511,781)	$943,611

Income tax / tax benefit	(11)	9,575	-
Net earnings/(Loss) including non-controlling interest		(3,521,356)	943.611

Loss attributable to non-controlling interests		1,471	-

Net earnings/(Loss) attributable to the Company		$(3,519,885)	$943,611

Earnings per share:
Basic		$(0.06)	$0.02
Diluted		$(0.06)	$0.02

Weighted average shares outstanding:
Basic		54,729,908	53,256,874
Diluted		54,729,908	53,256,874

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(STATED IN US DOLLARS)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income/(loss)	$(3,521,356)	$943,611
Noncontrolling interest	1,471	-
Depreciation expense	178,043	252,852
Bad debt expense	193,753	-
Amortization expense on intangible assets	10,623	22,000
Stock compensation expenses	1,964,464	-
Amortization expense on convertible bond	911,006	674,087
Loss/(Gain) on disposal of fixed assets	519	(11,450)
Deferred income taxes	-	3,264
Decrease in inventories	565,153	17,441
Decrease in receivables	3,567,823	16,848,651
Decrease in other assets	790,817	980
Increase/(decrease) in payables	2,236,390	(14,489,451)
Net cash provided by operating activities	$6,898,706	$4,261,985

Cash flows from investing activities
Purchases of assets	$(439)	$(64,262)
Proceeds from disposal of fixed assets	-	76,190
Decrease in restricted cash	1,009,739	1,320,226
Net cash provided by investing activities	$1,009,300	$1,332,154

Cash flows from financing activities
Repayment of short-term loans	$(1,673,326)	$(4,542,187)
Repayment of long-term loans	(19,389)	(73,434)
Repayment of shareholder loans	(6,576,189)	(1,952,809)
Net cash used in financing activities	$(8,268,904)	$(6,568,430)

Net decrease in cash and cash equivalents	$(360,898)	$(974,291)
Effect of foreign currency translation on cash and cash equivalents	118,121	257,501

Cash and cash equivalents - beginning of period	740,125	9,516,202

Cash and cash equivalents - end of period	$497,348	$8,799,412

Other supplementary information:
Cash paid during the period for:
Interest paid	$1,260,000	$120,000
Income tax paid	$-	$21,151

 The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2010 TO MARCH 31, 2010
(STATED IN US DOLLARS)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Noncontrolling interests	Total

Balance, January 1, 2010	53,256,874	$53,257	$26,495,876	$3,040,595	$3,868,437	$11,131,084	$(26,389)	$44,562,860
Net Loss including non-controlling interests						(3,521,356)	1,471	(3,519,885)
Additional paid-in capital from grant of stock option to employee			7,464					7,464
Value of stock grants to employees	1,900,000	1,900	1,955,100					1,957,000
Foreign currency translation adjustment					118,121			118,121

Total comprehensive income								(1,437,300)

Balance, March 31, 2010	55,156,874	$55,157	$28,458,440	$3,040,595	$3,986,558	$7,609,728	$(24,918)	$43,125,560

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
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

The Company owned the subsidiaries through its reverse-merger on October 17, 2006 and through direct investments or acquisitions after October 17, 2006.  As of March 31, 2010, detailed identities of the consolidating subsidiaries are as follows:

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
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

The Company performs an analysis on its goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist. The amount of its goodwill is fully attributable to a subsidiary, Techwell Engineering Limited. There are several instances that may cause the Company to further test its goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact its ability to meet its projected results; (ii) declines in the Company’s stock price caused by continued volatility in the financial markets that may result in increases in its weighted-average cost of capital or other inputs to its goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of the Company’s reporting units. In the three month periods ended March 31, 2010, no instance indicates that an impairment could exist.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

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

For other intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate carrying values exceed estimated reporting unit fair values.

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

The calculation of diluted weighted average common shares outstanding for the three months periods ended March 31, 2010 and 2009 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted” basis when these shares are dilutive.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2010	2009
Net Income / (Loss)	$(3,519,885)	$943,611

Basic Weighted Average Shares Outstanding	54,729,908	53,256,874
Dilutive Shares:

- Addition to Common Stock from Conversion of Bonds	-	-
- Addition to Common Stock from Exercise of Options and Warrants	-	-

Diluted Weighted Average Outstanding Shares:	54,729,908	53,256,874

Earnings Per Share
- Basic	$(0.06)	$0.02
- Diluted	$(0.06)	$0.02

(l)	Revenue and cost recognition

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

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

Subsidiaries in Singapore are subject a effective corporate income tax rate of 8.5% on taxable income amount in excess of Singapore dollar $100,000.

(n)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $10,973 for the three-month periods ended March 31, 2010 and 2009, respectively.

(o)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $nil and $2,926 for the three-month periods ended March 31, 2010 and 2009, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

(q)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at March 31, 2010 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31, 2010	December 31, 2009	March 31, 2009
Period end RMB : US$ exchange rate	6.8361	6.8372	6.8349
Average quarterly RMB : US$ exchange rate	6.8360	6.8331	6.8360

	March 31, 2010	December 31, 2009	March 31, 2009
Period end HKD : US$ exchange rate	7.7647	7.7551	7.7506
Average quarterly HKD : US$ exchange rate	7.7639	7.7518	7.7542

	March 31, 2010	December 31, 2009	March 31, 2009
Period end AED : US$ exchange rate	3.6739	3.6738	3.6700
Average quarterly AED : US$ exchange rate	3.6736	3.6710	3.6700

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

(t)	Recent accounting pronouncements

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

(u)	Stock-based compensation

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

On October 5, 2009, the Company granted options to purchase a total of 100,000 shares of its common stock to an executive officer.  The stock options vest at the rate of 10,000 shares per month, with the first vesting of 10,000 options occurring on November 27, 2009 and with the last vesting of 10,000 options ending upon the total vested being 100,000.  The Company uses the Black-Scholes option-pricing model to value stock option awards and expensed the stock-based compensation based on the vesting periods.  The fair value of these options was calculated using the following assumptions: (1) risk-free interest rates of 4%, (2) an expected life of 1 to 5 years, (3) expected volatility of 41%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Based on the foregoing, the value of the options is a total of $24,878 and for the three-month periods ended March 31, 2010, $7,464 was expensed related to the grant of these options.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

On January 18, 2010, the Board of Directors of the Company approved the issuance of a total of 1.9 million shares of restricted stock (the “Restricted Stock Grants”) to certain of its officers, directors, and key employees under the China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan (the “Plan”), which was previously approved by our stockholders at the 2009 Annual Meeting of Stockholders.  As approved, the Restricted Stock Grants were subject to and contingent upon the Company’s filing of a registration statement on Form S-8 with the Securities and Exchange Commission, which occurred on January 21, 2010. As granted, the Restricted Stock Grants were set to vest such that ¼ would vest on March 31, 2010, ¼ would vest on June 30, 2010, ¼ would vest on September 30, 2010, and the remaining ¼ would vest on December 31, 2010, except for the Restricted Stock Grant for 200,000 shares of common stock that was made to a senior officer, which vested 100% upon the date of grant.  The vesting of the grants were subject to the terms and conditions of the Plan and the Restricted Stock Agreement entered into by and between the recipients and the Company.  In the first quarter of 2010, the Board of Directors of the Company accelerated vesting of the restricted stock awards such that all of the Restricted Stock Grants became fully vested immediately on March 9, 2010. The market price of the Company’s share closed on that date at $1.03. The transaction was recognized in accordance with the FASB ASC 718, Compensation-Stock Compensation and the value of the grants is a total of $1,957,000 as the stock compensation expense.

3.	CONTRACT RECEIVABLES

	March 31, 2010	December 31, 2009

Contract receivables	$91,340,006	$95,831,489
Less: Allowance for doubtful accounts	(3,058,512)	(6,642,386)

Net	$88,281,494	$89,189,103

Allowance for Doubtful Accounts	March 31, 2009	December 31, 2009

Beginning balance	$6,642,386	$5,215,701
Add: Allowance created	193,752	1,426,685
Less: Written off of receivables	(3,777,626)	-

Ending balance	$3,058,512	$6,642,386

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

4.	OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2010	December 31, 2009
Due from sellers of Techwell, the subsidiary (1)	$11,112,555	$11,333,253
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	847,135	6,054,905
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,402,757	9,414,397
Other related parties receivables	-	253,638
Deposits for site operations of projects in PRC	3,986,828	2,903,171
Other	471,951	808,703

Total	$25,821,226	$30,768,067

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

(3)
The Company believes that the client of the Dubai projects did not have proper grounds for the drawdown of the advance payment and performance bonds which the company issued for the projects.  The Company also believes that the client should not be entitled to the drawdown and is now proceeding the claim back of the amount.

5.	INVENTORIES

	March 31, 2010	December 31, 2009
Raw materials at sites	$162,346	$727,499

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of:

	March 31, 2010	December 31, 2009
At cost
Motor vehicle	$1,242,453	$1,242,928
Machinery and equipment	2,383,096	2,381,755
Furniture, software and office equipment	1,794,223	1,795,595
Building	-	-
Leasehold improvement	266,773	267,038
	$5,686,545	$5,687,316

Less: Accumulated depreciation
Motor vehicle	$868,277	$825,536
Machinery and equipment	1,465,385	1,420,536
Furniture, software and office equipment	882,047	804,516
Building	-	-
Leasehold improvement	109,502	97,271
	$3,325,211	$3,147,859

	$2,361,334	$2,539,457

Depreciation expenses included in the selling and administrative expenses for periods ended March 31, 2010 and 2009 were $178,043 and $252,852, respectively.

7.	INTANGIBLE ASSETS

	March 31, 2010	December 31, 2009
At cost
Intangible Assets	$98,673	$98,673
Less: Accumulated amortization	38,686	28,063

	$59,987	$70,610

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

8.	LOANS

A.	SHORT-TERM BANK LOANS

	March 31, 2010	December 31, 2009

ABN Amro N.V. Overdraft in Current Account at interest rate at 6.5% per annum	$3,238,656	$4,906,266

ABN Amro N.V. Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,540,883	4,546,504

Automobile capital lease obligation (hire purchase),amount due within one year, last installment due November 9, 2012	77,015	77,110

	$7,856,554	$9,529,880

B.	LONG-TERM BANK LOANS

	March 31, 2010	December 31, 2009

Automobile capital lease obligation (hire purchase),amount due after one year, last installment due November 9, 2012	89,850	109,239
	$89,850	$109,239

Full Art International Limited borrowed a hire purchase (car) loan from DBS Bank.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
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

The Convertible Bonds Payable, net consists of the following:

	March 31, 2010	December 31, 2009

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,305,938)	(3,305,938)
Less: Interest discount – Beneficial conversion feature	(1,882,404)	(1,882,404)
Less: Bond discount	(760,069)	(760,069)
Accretion of interest discount	3,423,578	2,512,572

Net	$25,475,167	$24,564,161

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

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

(c)	Waiver of Conversion Price Adjustment on Convertible Bonds

On February 24, 2010, the Company entered into an Amendment and Waiver Agreement (the “Waiver”) with the holders of its Bonds and warrants to purchase 300,000 shares of common stock of the Company expiring 2013 (the “2008 Warrants”). Pursuant to the Waiver, the holders of the Bonds and the 2008 Warrants agreed to waive their right to a reduction in the conversion price of the Bonds and the exercise price of the 2008 Warrants upon the Company’s anticipated issuance of up to 25,000,000 shares of its common stock (the “Shares”) for a proposed acquisition of a 60% ownership interest in Shanghai ConnGame Network Co. Ltd. (“ConnGame”). Additionally, the holders of the 2008 Bonds agreed to waive any default under the terms and conditions of the trust deed governing the 2008 Bonds relating to the requirement that KGE Group Limited own at least 45% of the Company’s issued and outstanding common stock.

The Waiver is subject to numerous conditions. The Company agreed to pay the Bondholders the interest in arrears owed on the Bonds as of March 31, 2010 in two equal payments on March 31, 2010 and May 31, 2010 of approximately $1.26 million USD each and to pay 100% of the interest payments on the Bonds that becomes due in April to be paid on April 15, 2010 of approximately $1.32 million USD. The foregoing interest payments, in aggregate, are equal to approximately $3.84 million USD. The Company also agreed to repay the principal and all accrued interest owed by the Company to ABN AMRO Bank (China) Co., Ltd., Shenzhen Branch (the “Overdraft Lender”) under an Overdraft Facility letter (the “Total Amount Owed”) in three separate installments. The first installment is due on the earlier of (a) within 30 days of the Company’s receipt of a payment, if any, in respect to a .claim in Dubai or (b) March 31, 2010. The second installment is due on April 30, 2010 and the third installment is due on May 31, 2010. The first installment equals 34% of the Total Amount Owed and the second and third installments each equal 33% of the Total Amount Owed. The Total Amount Owed is equal to approximately $4.91 million USD. The Company further agreed that it will not repay or prepay any debt prior to its currently scheduled due date until the Company makes all of the payments specified in the Waiver and the Bonds have been redeemed in full and that any new indebtedness incurred by the Company for the purpose of repaying the Overdraft Facility shall (i) not exceed the outstanding amount due and payable under the Overdraft Facility and (ii) be subordinated to all amount owed under the Bonds (the “Covenants”).  The Company paid USD1,260,000 of the outstanding amount as of March 31, 2010 in accordance with the Waiver.

In addition, the Company entered into an Amendment and Waiver Agreement with the Bondholders on August 6, 2009 pursuant to which the Bondholders agreed to extend interest payments under the Bonds.  The Company then entered into another Amendment and Waiver Agreement with the Bondholders, other creditors and other interested parties as specified in the agreement dated February 24, 2010 pursuant to which that the Bondholders extended the payment of overdue interest of $2,520,000 to March 31, 2010 and April 15, 2010.  The convertible bonds are classified as long term debt due to the waivers, but the Company may be required to reclassify the bonds as a current liability if the Company is not required to the covenants that must be met under the Bonds.  The Company may be required to reclassify the Bonds as a current liability if (i) a covenant violation that gives the bondholders the right to call the debt has occurred at the balance sheet date or would have occurred absent a loan modification, and (ii) it is probable that the Company will not be able to cure the default (comply with the covenant) at measurement dates that are within the next 12 months. The Company believed that it is not probable that the Company will not be able to cure the default at measurement dates that are within the next 12 months.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

10.	CONTRACT REVENUES EARNED

The contract revenues earned for the three-month periods ended March 31, 2010 and 2009 consist of the following:

	March 31, 2010	March 31, 2009
Billed	$10,173,136	$28,279,372
Unbilled	1,298,987	8,063,692

	$11,472,123	$36,343,064

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

A single customer accounted for 40.4% of the Company’s contract revenues for the three months ended March 31, 2010. No other customer accounts for 10% or more of the Company’s contract revenues in the period.

11.	INCOME TAXES

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

Income before taxes and the provision for taxes for the periods ended March 31, 2010 and 2009 consists of the following:

	March 31,
	2010	2009
Continuing income before taxes:
U.S.	$(4,093,545)	$(2,025,063)
Singapore	(388)	(651)
China	356,519	(1,881,006)
Australia	(3,100)	(3,673)
Hong Kong	(140,794)	(672,728)
Dubai	371,631	5,568,937
Macau	(2,104)	(42,205)
Total continuing income before taxes	(3,511,781)	943,611

Provision for taxes expense/(benefit):
Current:
U.S. Federal	-	-
U.S. State	9,575	-
	9,575	-
Deferred:
U.S. Federal	9,575	-
Hong Kong	-	-
Currency Effect	-	-

Total provision for taxes	9,575	-

Effective tax rate	-0.29%	0.00%

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009

Deferred tax assets
Net operating loss	$112,893	$113,033
	112,893	113,033

Valuation allowance	-	-
Total deferred tax assets	112,893	113,033

Deferred tax liabilities
Total deferred tax liabilities	-	-

Net deferred tax assets	112,893	113,033

Reported as:
Current deferred tax assets	112,893	113,033
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-

Net deferred taxes	$112,893	$113,033

Current deferred tax assets represents net operating loss of a subsidiary Techwell Engineering Limited in Hong Kong. The losses can be carried forward to set-off future assessable profits in Hong Kong without expiry date. The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the periods ended March 31, 2010 and 2009 is shown in the following table:

	2010	2009
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-9.00%	-9.00%
Accruals in foreign jurisdictions	-0.29%	-0.00%
Tax Holiday	-25.00%	-25.00%
	-0.29%	0.00%

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax (see tax rates discussed above) before tax for the periods ended March 31, 2010 and 2009:-

	2010	2009
Income/(loss) before tax	(3,511,781)	943,611
Taxes at the applicable income tax rates	9,558	-
Miscellaneous non taxable income	17	-
and non-deductible expenses
Current income tax expense	$9,575	$-

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax preferences which is defined as “two-year exemption followed by three-year half exemption” enjoyed by tax payers. As a result of the tax law, a standard 15% tax preference terminated as of December 31, 2007. The PRC government has established a set of transition rules to allow enterprises using tax preferences before January 1, 2008 to continue using the tax preferences on a transitional basis until being the new tax rates are fully implemented over a five year period.

12.	COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

The Company leases certain administrative and production facilities from third parties.  Accordingly, for the three-month periods ended March 31, 2010 and 2009, the Company incurred rental expenses of $267,036 and $829,465 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows:

For the 12 months ending March 31,
2011	716,481
2012	-
2013	-
2014 or after	-
$716,481

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

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

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

The Company intends to vigorously defend this pending lawsuit; however, no assurance can be given that the lawsuit will be resolved in the Company’s favor. Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management from its business. If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations. In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is negotiating the settlement agreement with Mr. Ng as of March 31, 2010.

Dubai Metro Rail Project Dispute

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. The Company, through its subsidiary, had been working towards completion of its external envelopes for stations along the Red Line of the Dubai Metro System.  According to the Company’s original construction blueprint, the majority of its construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009.  With less than 5% of its contract remaining to be completed, Techwell was removed by the master contractor of the project, which also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  The Company and certain of its subsidiaries are guarantor of the bonds that were paid by the banks, and the Company is liable under the guarantee agreements for such amounts paid by the banks.  The Company does not believe that the master contractor had a proper basis for calling the bonds and intend to vigorously defend all of its legal rights and remedies related to the dispute.  The Company has engaged a construction claims consultant to facilitate resolution of the dispute.  The Company and its construction claims consultant, based on a review of the facts, documents, and materials available, believes that it has a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as its final amount due for work performed through September 2009.  The Company, with the assistance of its claims consultant, will continue to evaluate the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in the Company’s and Techwell’s favor. The Company’s counsel in Dubai is preparing the legal documents for the claims as of March 31, 2010.

CHINA ARCHITECTURAL ENGINEERING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS

The account balance with shareholders at March 31, 2010 was payables of $3,504,156, while at December 31, 2009 it was $10,080,345. The payables balance was mainly loans from the largest shareholder, with such loans being interest-free, fee-free and has no fixed repayment schedule.

During the three months period ended March 31, 2010, the Company purchased construction materials amounting to $0.3 million from Guangdong Canbo Electrical Co., Ltd. (Canbo), a subsidiary of the Company’s major shareholder, KGE Group Limited. Canbo is a preferred supplier of the Company as it is able to procure materials at favorable price levels due to its purchased quantities. More important, application of certain of the Company’s patented technology is preferably routed through Canbo to prevent undesired distribution of this technology. The Company at times provides advance payment to Canbo in order to obtain a more favorable pricing. As of March 31, 2010, the Company’s advance to Canbo was $0.8 million.

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

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, identification and remediation of the Company's deficiencies and weaknesses in its internal controls over financial reporting, potential claims or litigation that may result from the occurrence of restatements, the negotiation and execution of a definitive acquisition agreement for the proposed acquisition of ConnGame and satisfactory completion of related due diligence and closing conditions, including but not limited to regulatory approvals; ability to identify and secure debt, equity, and/or other financing required to continue the operations of the Company, particularly in the event that the Company is not able to conduct the proposed acquisition of ConnGame; required Company payments under the waiver agreement and ability to obtain an extension; difficulties related to integration and management of the combined operations; reduction or reversal of the Company's recorded revenue or profits due to "percentage of completion" method of accounting and expenses; the Company's ability to obtain a modification for the Waiver agreement with the bondholders applicable to the proposed acquisition of ConnGame; increasing provisions for bad debt related to the Company's accounts receivable; fluctuation and unpredictability of costs related to our products and services; the Company's plans to enter into real estate development projects such as the Nine Dragons Project; adverse capital and credit market conditions; fluctuation and unpredictability of costs related to the Company's products and services; expenses and costs associated with its convertible bonds, regulatory approval requirements and competitive conditions; and various other matters, many of which are beyond our control.  Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report or in the “Risk Factors” section of our 2009 annual report occur.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

 The waivers contained in the Waiver Agreement are subject to numerous conditions.  We agreed to pay the Bondholders the interest in arrears owed on the Bonds as of March 31, 2010 in two equal payments on March 31, 2010 and May 31, 2010 of approximately $1.26 million each and to pay 100% of the interest payments on the Bonds that becomes due in April 2010 to be paid on April 15, 2010 of approximately $1.32 million, for aggregate payments of approximately $3.84 million.  We also agreed to repay the principal and all accrued interest that we owe to ABN AMRO Bank (China) Co., Ltd., Shenzhen Branch (the “Overdraft Lender”) under an Overdraft Facility letter in three equal separate installments. The total amount owed to the Overdraft Lender is equal to approximately $4.91 million. The first installment is due no later than March 31, 2010, the second installment is due on April 30, 2010 and the third installment is due on May 31, 2010.  We also agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments specified in the Waiver Agreement and the Bonds have been redeemed in full and that any new indebtedness incurred by us for the purpose of repaying the Overdraft Facility will (i) not exceed the outstanding amount due and payable under the Overdraft Facility and (ii) be subordinated to all amount owed under the Bonds.   The Company paid USD1,260,000 of the outstanding amount as of March 31, 2010 in accordance with the Waiver.

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

Dubai Metro Rail Project

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. We, through our subsidiary Techwell Engineering Limited, had been working towards completion of our external envelopes for stations along the Red Line of the Dubai Metro System.  According to our original construction blueprint, the majority of our construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009.  With less than 5% of our contract remaining to be completed, Techwell was removed by the master contractor of the project, who also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  We and certain of our subsidiaries are guarantors of the bonds that were paid by the banks, and we are liable under the guarantee agreements for such amounts paid by the banks.  We do not believe that the master contractor had a proper basis for calling the bonds and intend to vigorously pursue and defend all of our legal rights and remedies related to this dispute.  We have engaged a construction claims consultant to facilitate resolution of this dispute.  We and our construction claims consultant, based on a review of the facts, documents, and materials available, believe that we have a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as our final amount due for work performed through September 2009.  We, with the assistance of our claims consultant, have been continuously evaluating the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in our and Techwell’s favor. The Company’s counsel in Dubai is preparing the legal documents for the claims by the time of this report.

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

One of the primarily reasons that the Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009.  The underlying receivable as of September 30, 2009 from the Dubai projects was equal to approximately $19.2 million, which represented 23% of the total contract receivables as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment.  The Company currently expects that there will be progress and payments will be received as early as the third quarter of 2010.  However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable.  For receivables related to the Dubai Project, the client delayed payment to us since April 2009 by refusing to issue the Certificates for Value of Work Done.  No Certificates have been issued since April 2009.  The Certificates are pre-requisites to proceed with payment to the Company. The client paid for all work for Certificates for Value of Work Done issued in or before April 2009.  Such payments were made prior to December 31, 2009.  As a result, no account receivables at March 31, 2010 represent work for the above-referenced Certificates issued in or before April 2009.  The receivables as of March 31, 2010 were recognized in accordance with the Percentage of Completion Method and based on the claim consultant’s report on the estimated final value of work done that the Company completed as of March 31, 2010.

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

Results of Operations

The following table sets forth statements of operations for the three months ended March 31, 2010 and 2009 in U.S. dollars (unaudited):

	For Three Months Ended March 31,
	2010	2009
	(in thousands, except for share and per share amounts)
Contract revenues earned	$11,472	$36,343

Cost of contract revenues earned	(9,144)	(28,162)

Gross profit	$2,328	$8,181

Selling, general and administrative expenses	(4,223)	(5,951)

Income from operations	$(1,895)	$2,230

Interest income	2	4

Interest expenses	(1,626)	(1,312)

Other income	7	22

Income before taxes	$(3,512)	$944

Income tax	9	-

Equity loss and minority interests	(1)	-

Net income (loss)	$(3,520)	$944

Earnings per share:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02

Weighted average shares outstanding:
Basic	54,729,908	53,256,874
Diluted	54,729,908	53,256,874,

Three Months Ended March 31, 2010 and 2009

Contract revenues earned for the three months ended March 31, 2010 were $11.5 million, a decrease of $24.8 million, or 68%, from the contract revenues earned of $36.3 million for the comparable period in 2009. The primary reason for the decrease in contract revenues earned was due to a decline in the global economy and construction industry, completion of international projects in 2009 such as the Dubai Metro Red Line, Guangdong Science City Headquarter Phase I, and Doha High Rise Office Tower, in addition to our cessation of our international projects.

Cost of contract revenues earned for the three months ended March 31, 2010 was $9.1 million, a decrease of $19.1 million, or 68%, from $28.2 million for the comparable period in 2009. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The decrease in costs of contract revenues earned was primarily due to decrease in revenue in earned.  As a percentage of contract revenues, cost of contract revenues was approximately 79.7% for the quarter ended March 31, 2010, as compared to 77.5% for the same period in 2009.  The slight increase in cost of contract revenues as a percentage of revenues was primarily due to increases in raw material, labor and administrative costs in our domestic market of China.

Provisions for estimated losses on uncompleted contracts are charged to cost of contract revenues earned in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

Gross profit for the three months ended March 31, 2010 was $2.3 million, a decrease of $5.9 million, or 72%, from $8.2 million for the comparable period of 2009. Our gross margin for the three months ended March 31, 2010 was 20.3% as compared with 22.5% for the three months ended March 31, 2009. The decrease in gross margin was primarily a result of increases in raw material, labor and administrative costs in our domestic market of China.

Selling, general and administrative expenses were $4.2 million for the three months ended March 31, 2010, a decrease of approximately $1.8 million, or 30%, from approximately $6.0 million for the comparable period in 2009. The decrease was due to decrease in revenue in earned.  Among the selling, general and administrative expenses, payroll and social securities was the single largest expenditure of the group, which accounted for approximately 71.8% of the expenses including 47.6% or $2.0 million being stock compensation expenses granted during the first quarter of 2010. Other major expenses included rental expenses 6.3% and depreciation expenses 4.3%.

Interest expenses and finance expenses were $1.6 million for the three months ended March 31, 2010, an increase of $0.3 million, from approximately $1.3 million for the comparable period in 2009.  The increase was primarily due to the additional interest expense in the first quarter of 2010 related to borrowing by short-term bank loans.

Income tax expenses were $9,575 for the three months ended March 31, 2010 at an effective tax rate of -0.3%, compared with $nil in taxes for the same period of 2009 at an effective tax rate nil%.  The primary reason for the decrease was due to losses incurred by the operations of the Company as still suffering from the effects of the recent international financial crises.

Net loss for the three months ended March 31, 2010 was $3.5 million, a decrease in income of $4.4 million, or 489%, from net profit of $0.9 million for the comparable period in 2009.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $0.5 million.

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

On April 15, 2008, we completed a financing transaction pursuant to which we issued the 2008 Bonds in the principal amount of $20.0 million. The 2008 Bonds bear cash interest at the rate of 12% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year (each an “Interest Payment Date”) commencing October 15, 2008. On any Interest Payment Date on or after April 15, 2010, the holders of the Bonds can require us to redeem the Bonds at 116.61% of the principal amount. We are required to redeem any outstanding Bonds at 116.61% of its principal amount on April 15, 2011. We also issued 300,000 warrants in connection with the 2008 Bonds on April 15, 2008 to purchase an aggregate of 300,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant instrument. On February 24, 2010, we entered into the Waiver Agreement with the holders of our 2007 Bonds and 2008 Bonds and 2008 Warrants.  Pursuant to the Waiver Agreement, we agreed to pay the bondholders the interest in arrears owed on the Bonds as of March 31, 2010 in two equal payments on March 31, 2010 and May 31, 2010 of approximately $1.26 million each and to pay 100% of the interest payments on the Bonds that becomes due in April 2010 to be paid on April 15, 2010 of approximately $1.32 million, for aggregate payments of approximately $3.84 million. We also agreed to repay the principal and all accrued interest that we owe to ABN AMRO Bank (China) Co., Ltd., Shenzhen Branch (the “Overdraft Lender”) under an Overdraft Facility letter in three equal separate installments. The total amount owed to the Overdraft Lender is equal to approximately $4.91 million. The first installment is due no later than March 31, 2010, the second installment is due on April 30, 2010 and the third installment is due on May 31, 2010. We also agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments specified in the Waiver Agreement and the Bonds have been redeemed in full and that any new indebtedness incurred by us for the purpose of repaying the Overdraft Facility will (i) not exceed the outstanding amount due and payable under the Overdraft Facility and (ii) be subordinated to all amount owed under the Bonds. By the time of this report, the Company has honored the payments as scheduled under the Waiver Agreement.

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

In October 2006, we opened a line of credit facility with the Zhuhai branch of Bank of East Asia for up to a maximum of RMB20,000,000. The credit facility does not require renewal until October 2011. In order to facilitate the extension of the credit facility, we agreed to deposit the equivalent amount in HKD on fixed deposit terms into the Hong Kong branch of Bank of East Asia. This facility is subject to a current interest rate of 5.508% and interest rate adjusts every 6 months. We did not have any amount outstanding as of March 31, 2010.

Our subsidiary, Zhuhai King Glass Engineering Co., Limited, borrowed from Bank of East Asia with a condominium as collateral. This facility, which is due October 25, 2011, is subject to a current interest rate of 5.508% and interest rate adjusts every 6 months. The Company did not have any outstanding as of March 31, 2010.

Full Art International Limited incurred an automobile capital lease obligation due November 09, 2012 that had an outstanding amount of $166,865 as of March 31, 2010.

On February 19, 2008, we and Techwell Engineering Limited were granted a bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000, which is also the total amount of cash collateral for the facility. All cash collateral was then fully used to off-set a portion of the calling of the bonds for projects in Dubai by the beneficiary. As of March 31, 2010, the facility is fully utilized.

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among China Architectural Engineering, Inc., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000 that increased the total amount of cash collateral to $3,000,000. In September 2009, $2,818,440 of the cash collateral was used to off-set of the calling of the bonds for projects in Dubai by the beneficiary. As of March 31, 2010, we have utilized $1.8 million of the facility.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978).  On September 30, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Open Account Financing and Overdraft in Current Account up to RMB16,800,000.  ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued and Open Account Financing.  As of March 31, 2010, Zhuhai KGE utilized RMB nil (US$nil million) of Bank Accepted Draft and RMB 22.1 million (US$3.2 million) of Overdr aft in Current Account.

In September 2009, the beneficiary of a performance bond and advance payment bonds for the projects in Dubai demanded the drawing of approximately $9.4 million in total from the two issuing banks, ABN AMRO Bank NV and HSBC. The calling of the bonds was based on the beneficiary’s belief that it had paid in excess of the construction work performed. We do not believe that the beneficiary had the proper basis for calling the bonds and intend to vigorously defend all of their rights and remedies related to the dispute. As of March 31, 2010, after an offset against collateral accounts that we held with the banks, there was approximately $4.5 million in a shortfall amount due to ABN AMRO Bank NV by us that was not paid off.  Such amount is currently outstanding as the temporary loan from the bank at the interest rate at the bank’s cost of funds plus 6%.

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

We experienced revenue of $11.4 million for the three months ended March 31, 2010 compared to revenue of $36.3 million for the same period in 2009. Construction contract related receivables, including contract receivables and costs and earnings in excess of billings as of March 31, 2010 were $98.5 million, an increase of $1.2 million over construction related receivables of $97.3 million as of March 31, 2009. The increase reflected the holding of payment by the customer for our project in Dubai.  In addition, because the collection period typically runs from two months to one year, the increase in such receivables reflects the long collection period.  In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders.

Among the $88.4 million contract receivables as of March 31, 2010, $11.6 million (13.1%) was outstanding over 365 days and $12.7 million (14.4%) over 730 days, in total of $24.3 million which including $10.6 (12.0%) million of retention money which would only be settled after the retention periods of two or three years. The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate.  The Company notes that its account receivables that are 365 and 720 days old are primarily related to the Company’s PRC operations, and the payment cycle in the PRC commonly entails a receivable being outstanding for over one to two years before collection.  Such situations are particularly common in the construction market and with the clients from government. Since the Company’s older outstanding receivables are mainly of government projects, the final accounts and payments are required to be processed through a lengthy bureaucratic process in the PRC government. Based on the foregoing, and despite the receivables being outstanding from 365 to 720 days, the Company considers them to be realizable because the Company believes that there is a remote chance that the PRC Government will go into bankruptcy or otherwise refuse to make payment on the receivables. In addition, the Company has the policy of conducting a comprehensive review the aging of account receivables on a regular basis every three months.  Furthermore, the Company has a designated staff member from one of its PRC subsidiaries to remain in constant communication with the Company’s various departments regarding PRC receivables collection status, and allowances for doubtful accounts is made, as necessary, based on the collection status updates. As of March 31, 2010, the contract receivables under aging of 91 to 120 days amounted to $49.4 (55.9%) million including the receivables of the projects in Dubai which were recognized at the end of the year at $42.1 (47.7%) million.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We effected a direct write off through a $3.7 million provision to the account receivables.  We recorded additional provision for doubtful accounts of $193,752 in the three months ended March 31, 2010.  As of March 31, 2010, our provision for doubtful accounts was $3.1 million, which was 3.4% of our construction contract related receivables of $91.3 million. We believed our current reserve for doubtful accounts is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

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

At March 31, 2010, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.  We intend to expend a significant amount of capital to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective may be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Net cash provided by operating activities for the three months ended March 31, 2010 was approximately $6.9 million, as compared to $4.3 million in the same period in 2009. In addition to the decrease in net income (-$4.2 million), the change is primarily due to differences in changes in receivables (-$6.1million), payables ($11.1 million) and the non-cash item of stock compensation ($2.0 million).

Net cash provided by investing activities was approximately $1.0 million for the three months ended March 31, 2010 compared to approximately $1.3 million for the three months ended March 31, 2009. The change was mainly a result of the difference in change of restricted cash.

Net cash used in financing activities was $8.3 million for the three months ended March 31, 2010 compared to $6.6 million for the three months ended March 31, 2009. The increase was primarily due to differences in changes of repayment of short-term loans (-$2.9 million) and repayment of shareholders loan ($4.6 million).

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2009. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K as of and for the year ended December 31, 2009.  Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report for the fiscal year ended December 31, 2009 on Form 10-K as filed with the SEC on March 4, 2010, and as amended by Amendment No.1 on April 30, 2010 and Amendment No.2 on May 14, 2010.

Recent Accounting Pronouncements

See Note 2(t) of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the fiscal year ended December 31, 2009 on Form 10-K as filed with the SEC on March 4, 2010, and as amended by Amendment No.1 on April 30, 2010 and Amendment No.2 on May 14, 2010.

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

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Remediation Efforts.”

PART II-OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See Note 12(b) of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of our current legal proceedings.

ITEM 1A.       RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. Except as set forth below, there have been no material revisions to the “Risk Factors” as filed in our Annual Report for the fiscal year ended December 31, 2009 on Form 10-K, as filed with the Securities and Exchange Commission on March 4, 2010, and as amended by Amendment No.1 on April 30, 2010 and Amendment No.2 on May 14, 2010.

The restatement of certain of our historical consolidated financial statements may have an adverse effect on us.

In May 2010, our management concluded that our consolidated audited financial statements for the years ended December 31, 2009, 2008 and 2007 and our consolidated unaudited interim financial statements for the periods ended June 30, 2007, September 30, 2007, March 31, 2008 and June 30, 2008 needed to be restated and should not be relied upon.  For a more detailed discussion of the restatements, amendments and their underlying circumstances, please refer to the Explanatory Note at the beginning of our Annual Report on Form 10-K/A for the year ended December 31, 2009 (the “Amended 2008 Form 10-K”) and Note 1 of the Notes to the consolidated financial statements included in the Amended 2009 Form 10-K.  As a result of the restatements, the Company may become subject to a number of significant risks, which could have an adverse effect on its business, financial condition and results of operations, including potential civil litigation (including stockholder class action lawsuits and derivative claims made on behalf of the Company), and regulatory proceedings or actions, the defense of which may require significant management attention and significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

We identified material weaknesses in our internal control over financial reporting and concluded that such controls were not effective.  If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.  We can provide no assurance that we will at all times in the future be able to report that our internal control is effective.

Because we have reporting obligations under the Exchange Act, we are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting.  A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the restatements to our financial statements referenced above, our management concluded that our system of internal control over financial reporting was not effective as of the three month period ended March 31, 2010, in addition to prior period end dates, which were the cause of our restatements as described above.  Although management does not anticipate making any further restatements to the financial statements for subsequent periods, management believes that our weakness in internal controls continued during such periods.  Management has identified internal control deficiencies which, in management’s judgment, represent material weaknesses in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for transactions to ensure such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report a material weakness, we might be subject to regulatory sanction and investors may lose confidence in our financial statements, which may be inaccurate if we fail to remedy such material weakness.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          REMOVED AND RESERVED

None.

ITEM 5.         OTHER INFORMATION

None.

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

May 19, 2010	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board