Form 10-K/A
period 2009-12-31
China Architectural Engineering, Inc.
filed 2010-05-27
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE:   None.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment No. 3”) is being filed in order to amend the auditor report to include an explanatory paragraph in the reissued audit opinion regarding the restatement as was included in Amendment No. 2 on Form 10-K/A as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2010.  The Form 10-K was originally filed on March 4, 2010 (the “Original Filing”)and it was first amended by Amendment No. 1 on the Form 10-K/A filed with the SEC on and April 30, 2010.  Other than as indicated above, there have not been other changes to the report, as previously amended, but the entire filing is restated in this Amendment No. 3 for ease of reference.

As a result of this Amendment No. 3, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been revised, re-executed and re-filed as of the date of this Amendment No. 3. Except as specifically indicated in any amendments to the Original Filing, this Amendment No. 3 continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment No. 3 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Zhuhai, People’s Republic of China, on May 27, 2010.

China Architectural Engineering, Inc.

/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luo Ken Yi	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 27, 2010
Luo Ken Yi
/s/ Gene Michael Bennett	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2010
Gene Michael Bennett

*	Vice General Manager and Director	May 27, 2010
Tang Nianzhong

*	Director	May 27, 2010
Zheng Jinfeng

*	Director	May 27, 2010
Zhao Bao Jiang

*	Director	May 27, 2010
Kelly Wang

Director
Miu Cheung

*	Director	May 27, 2010
Chia Yong Whatt

*	/s/ Luo Ken Yi
Luo Ken Yi, as Attorney-in-Fact

Exhibit Index

Exhibit No.	Exhibit Description

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

As discussed in footnote (1) restatement of previously issued financial statements which disclosed the effects of restatement in the accounting periods involved and footnote 3(v) stock-based compensation to incorporate $4,976 of such expense for the year ended December 31, 2009, the financial statements as of and for the years ended December 31, 2009, 2008 and 2007 have been restated to correct errors as addressed in the above mentioned footnotes.

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