Form 10-K/A
period 2009-12-31
China Architectural Engineering, Inc.
filed 2010-06-02
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 4

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

DOCUMENTS INCORPORATED BY REFERENCE:   None.

EXPLANATORY NOTE

This Amendment No. 4 on Form 10-K/A (this “Amendment No. 4”) is being filed in order to (i) revise the date of the auditor report from April 30, 2010 to May 14, 2010 and (ii) to correct that date of the restatements to May 14, 2010.  The Form 10-K was originally filed on March 4, 2010 (the “Original Filing”) and it was amended by Amendment Nos. 1, 2, and 3 on the Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on April 30, May 14, and May 27, 2010 (the “Amendments”).  Other than as indicated above, there have not been other changes to the annual report, as previously amended, but the entire filing is restated in this Amendment No. 4 for ease of reference.

As a result of this Amendment No. 4, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been revised, re-executed and re-filed as of the date of this Amendment No. 4. Except as specifically indicated in any amendments to the Original Filing, this Amendment No. 4 continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, unless indicated in the Amendments, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this annual report.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment No. 4 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Zhuhai, People’s Republic of China, on June 1, 2010.

China Architectural Engineering, Inc.

/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luo Ken Yi	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 1, 2010
Luo Ken Yi
/s/ Gene Michael Bennett	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2010
Gene Michael Bennett

*	Vice General Manager and Director	June 1, 2010
Tang Nianzhong

*	Director	June 1, 2010
Zheng Jinfeng

*	Director	June 1, 2010
Zhao Bao Jiang

*	Director	June 1, 2010
Kelly Wang

Director
Miu Cheung

*	Director	June 1, 2010
Chia Yong Whatt

*	/s/ Luo Ken Yi
Luo Ken Yi, as Attorney-in-Fact

Exhibit Index

Exhibit No.	Exhibit Description

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
Revised: May 14, 2010

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

On May 14, 2010, the Company concluded that its financial statements for the years ended and as of December 31, 2009, 2008 and 2007 contained errors in the accounting of the interest expenses for these periods related to the Company’s $8,000,000 Variable Rate Convertible Bonds due in 2012 and $20,000,000 12% Convertible Bonds due in 2011.  The financial statements, as previously filed, contained errors related to the timing of the interest expense related to the Company’s outstanding $8,000,000 Variable Rate Convertible Bonds due 2012 and $20,000,000 12% Convertible Bonds due 2011 that resulted in overstatements and understatements of the interest expenses related to the bonds during various quarters before the second quarter of 2008.   Due to the accounting errors, the interest expense was overstated in by approximately $0.3 million, $0.5 million, and $0.7 million for the second, third, and fourth quarters of fiscal year 2007, respectively, for a total overstatement of approximately $1.5 million for fiscal 2007.  The interest expense was overstated by approximately $0.1 million in the first quarter of 2008 and all the overstatements, approximately $1.6 million, were reversed in the second quarter of 2008.  For the year ended December 31, 2009, there was an overstatement of the interest expense of $7,984 in the second quarter and an understatement of $5,991 during the third quarter, for a total of overstatement of $1,993 for fiscal year 2009, as presented below. With the net bonds payable amounts being presented correctly as of December 31, 2008 and 2009, only the components of the Convertible Bonds were restated while the net payable amounts as of December 31, 2007 was presented with correction of errors. Additionally, the financial statements for year ended December 31, 2009 failed to include an equity compensation charge in the amount of $4,976 related to a portion of options granted in October 2009 that the Company inadvertently omitted in the financial statements as originally filed. Together with the overstatement of  interest expenses of $1,993, the loss for the year ended December 31, 2009 was understated by $2,983 and the retained earnings as of December 31, 2009 was overstated by $2,983.  Additionally, $1.5 million of consolidation exchange loss resulted from intercompany investments elimination was incorrectly included in the additional paid in capital instead of the accumulated comprehensive income presented in the Stockholders’ Statement of Equity and Comprehensive Income for the year ended December 31, 2009. All the errors for the year ended December 31, 2009 occurred among the components of the shareholders’ equity that the total shareholders’ equity was presented correctly as of December 31, 2009.

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