Form 10-Q
period 2010-06-30
China Architectural Engineering, Inc.
filed 2010-08-16
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 55,156,874 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 11, 2010 (excluding the 25,000,000 shares of common stock that the Registrant will issue to First Jet upon the closing of the pending acquisition of 60% of New Crown Technology Limited, the 100% equity holder of Shanghai ConnGame Network Ltd.).

CHINA ARCHITECTURAL ENGINEERING, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of China Architectural Engineering, Inc. as contained in its Annual Report for the fiscal year ended December 31, 2009 on Form 10-K/A, as filed with the Securities and Exchange Commission on June 2, 2010.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

	Notes	June 30, 2010	December 31, 2009
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		$631,444	$740,125
Restricted cash		3,102,371	3,033,819
Contract receivables, net	(3)	86,205,606	89,189,103
Costs and earnings in excess of billings		8,424,430	8,100,580
Job disbursements advances		1,347,604	2,696,794
Other receivables	(4)	27,104,828	30,768,067
Inventories	(5)	170,076	727,499
Deferred income taxes, current		112,603	113,033
Other current assets		256,510	297,838
Total current assets		127,355,472	135,666,858

Non-current assets
Plant and equipment, net	(6)	2,214,877	2,539,457
Intangible assets	(7)	60,998	70,610
Goodwill		7,995,896	7,995,896
Other non-current asset		377,910	287,586

TOTAL ASSETS		$138,005,153	$146,560,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	(8)	$6,969,821	$9,529,880
Accounts payable		27,256,636	26,614,484
Billings over costs and estimated earnings		4,613,674	6,098,666
Amount due to shareholder		3,540,998	10,080,345
Other payables		13,874,058	9,360,314
Business and other taxes payable		4,670,310	4,923,771
Customers’ deposits		5,939,674	6,392,676
Other Accrual		4,756,148	4,324,011
Total current liabilities		71,621,319	77,324,147

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

		June 30, 2010	December 31, 2009
		(unaudited)
Non-current liabilities
Long term bank loans	(8)	$70,415	$109,239
Convertible bond payable, net	(9)	26,569,215	24,564,161

TOTAL LIABILITIES		$98,260,949	$101,997,547

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2010 and December 31, 2009; Common stock, $0.001 par value, 100,000,000 shares authorized, 55,156,874 shares issued and outstanding at June 30, 2010 and 53,256,874 shares issued at and outstanding December 31, 2009		$55,157	$53,257
Additional paid in capital		28,465,904	26,495,876
Statutory reserves		3,040,595	3,040,595
Accumulated other comprehensive income		3,931,932	3,868,437
Retained earnings		4,280,864	11,131,084
Total Company shareholders’ equity		39,774,452	44,589,249
Noncontrolling interests		(30,248)	(26,389)
Total shareholders’ equity		39,744,204	44,562,860
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$138,005,153	$146,560,407

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009

Contract revenues earned	(10)	$5,708,417	$30,598,974	$17,180,540	$66,942,038
Cost of contract revenues earned		(6,137,792)	(20,647,144)	(15,281,985)	(48,809,377)

Gross profit / (Loss)		$(429,375)	$9,951,830	$1,898,555	$18,132,661

Selling, general and administrative expenses		(1,845,895)	(6,119,798)	(6,068,575)	(12,070,828)

Income / (Loss) from operations		$(2,275,270)	$3,832,032	$(4,170,020)	$6,061,833

Interest income		2,867	46,259	5,283	49,965
Interest expense		(1,867,885)	(1,463,851)	(3,493,996)	(2,775,584)
Other expense		(8,081)	-	(8,930)	-
Other income		816,414	138,619	823,928	160,456

Income / (Loss) before taxation on Continuing Operations		$(3,331,955)	$2,553,059	$(6,843,735)	$3,496,670

(Income tax) / tax benefit	(11)	-	-	(9,575)	-

Net earnings/(Loss) including non-controlling interests		(3,331,955)	2,553,059	(6,853,310)	3,496,670
(Income) / Loss attributable to non-controlling interests		1,619	(1,405)	3,090	(1,405)

Net earnings/(Loss) attributable to the Company		$(3,330,336)	$2,551,654	$(6,850,220)	$3,495,265

Earnings/(Loss) per share:
Basic		$(0.06)	$0.05	$(0.12)	$0.07
Diluted		$(0.06)	$0.05	$(0.12)	$0.07

Weighted average shares outstanding:
Basic		55,156,874	53,256,874	54,945,763	53,256,874
Diluted		55,156,874	53,256,874	54,945,763	53,256,874

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income/(loss)	$(6,850,220)	$3,495,265
Noncontrolling interest	(3,859)	(25,131)
Depreciation expense	330,961	464,417
Bad debts expense	212,420	-
Amortization expense on intangible assets	9,612	34,430
Stock Compensation expenses	1,971,928	-
Amortization expense on convertible bond	2,005,054	1,415,805
Loss on disposal of fixed assets	882	200,599
Deferred income taxes	-	(62,950)
(Increase)/decrease in inventories	557,423	(7,354,276)
(Increase)/decrease in receivables	6,110,466	(11,744,857)
Decrease in other assets	1,300,624	1,194,339
Increase in payables	3,396,578	15,116,222
Net cash provided by operating activities	$9,041,869	$2,733,863

Cash flows from investing activities
Purchases of assets	$(2,250)	$(122,412)
Purchase of intangible assets	-	(509,492)
Proceeds from disposal of fixed assets	-	342,095
Decrease / (increase) in restricted cash	(68,552)	1,317,298
Net cash provided by/(used in) investing activities	$(70,802)	$1,027,489

Cash flows from financing activities
Repayment of short-term loans	$(2,560,059)	$(5,280,665)
Repayment of long-term loans	(38,824)	(182,752)
Repayment of shareholder loans	(6,539,347)	(924,687)

Net cash used in financing activities	$(9,138,230)	$(6,388,104)

Net decrease in cash and cash equivalents	$(167,163)	$(2,626,752)
Effect of foreign currency translation on cash and cash equivalents	58,482	152,885

Cash and cash equivalents - beginning of period	740,125	9,516,202

Cash and cash equivalents - end of period	$631,444	$7,042,335

Other supplementary information:
Cash paid during the period for:
Interest paid	$1,410,359	$255,812
Income tax paid	$9,575	$21,151

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2010 TO JUNE 30, 2010
(STATED IN US DOLLARS)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Noncontrolling interests	Total

Balance, January 1, 2010	53,256,874	$53,257	$26,495,876	$3,040,595	$3,868,437	$11,131,084	$(26,389)	$44,562,860
Net Loss including non-controlling interests						(6,850,220)	(3,090)	(6,845,846)
Additional paid-in capital from grant of stock option to employee			14,928					7,464
Value of stock grants to employees	1,900,000	1,900	1,955,100					1,957,000
Foreign currency translation adjustment					63,495		(769)	62,726
Total comprehensive income								(4,818,656)
Balance, June 30, 2010	55,156,874	$55,157	$28,465,904	$3,040,595	$3,931,932	$4,280,864	$(30,248)	$39,744,204

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
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

The consolidated financial statements include the accounts of the Company and its 13 subsidiaries. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as noncontrolling interests.

The Company owned the subsidiaries through its reverse-merger on October 17, 2006 and through direct investments or acquisitions after October 17, 2006. One of the subsidiaries, Techwell International (SEA) Pte. Ltd., ceased to be a subsidiary as being struck off in January 2010, and such entity did not have any transactions during 2010 before such date. As of June 30, 2010, detailed identities of the consolidating subsidiaries are as follows:

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
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
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

The Company performs an analysis on its goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist. The amount of its goodwill is fully attributable to a subsidiary, Techwell Engineering Limited. There are several instances that may cause the Company to further test its goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact its ability to meet its projected results; (ii) declines in the Company’s stock price caused by continued volatility in the financial markets that may result in increases in its weighted-average cost of capital or other inputs to its goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of the Company’s reporting units. In the six month periods ended June 30, 2010, no instance indicates that an impairment could exist.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
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

The calculation of diluted weighted average common shares outstanding for the three and six months periods ended June 30, 2010 and 2009 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted” basis when these shares are dilutive.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

Components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings/(Loss) attributable to the Company	$(3,330,336)	$2,551,654	$(6,850,220)	$3,495,265
Add: Interest expenses less income taxes	-	-	-	-
Adjusted income	(3,330,336)	2,551,654	(6,850,220)	3,495,265
Basic Weighted Average Shares Outstanding	55,156,874	53,256,874	54,945,763	53,256,874
Dilutive Shares:
- Addition to Common Stock from Conversion of Bonds	-	-	-	-
- Addition to Common Stock from Exercise of Warrants	-	-	-	-
Diluted Weighted Average Outstanding Shares:	55,156,874	53,256,874	54,945,763	53,256,874

Earnings Per Share
- Basic	$(0.06)	$0.05	$(0.12)	$0.07
- Diluted	$(0.06)	$0.05	$(0.12)	$0.07

(l)	Revenue and cost recognition

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
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

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

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957.

The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in the PRC and Hong Kong.  Based on the consolidated net earnings for the year ended December 31, 2009, the Company shall be taxed at the 34% tax rate.

Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate except on oil companies and bank.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

Subsidiaries in Singapore are subject a effective corporate income tax rate of 8.5% on taxable income amount in excess of Singapore dollar $100,000.

(n)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $59 for the three-month periods ended and $nil and $11,032 for the six-month periods ended June 30, 2010 and 2009, respectively.

(o)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $nil and $nil for the three-month periods ended and $5,748 and $2,926 for the six-month periods ended June 30, 2010 and 2009, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

(q)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at June 30, 2010 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	June 30, 2010	December 31, 2009	June 30, 2009
Period end RMB : US$ exchange rate	6.8086	6.8372	6.8309
Average quarterly RMB : US$ exchange rate	6.8335	6.8331	6.8296

	June 30, 2010	December 31, 2009	June 30, 2009
Period end HKD : US$ exchange rate	7.7847	7.7551	7.7501
Average quarterly HKD : US$ exchange rate	7.7794	7.7518	7.7508

	June 30, 2010	December 31, 2009	June 30, 2009
Period end AED : US$ exchange rate	3.6737	3.6738	3.6700
Average quarterly AED : US$ exchange rate	3.6737	3.6710	3.6700

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

On October 5, 2009, the Company granted options to purchase a total of 100,000 shares of its common stock to an executive officer. The stock options vest at the rate of 10,000 shares per month, with the first vesting of 10,000 options occurring on November 27, 2009 and with the last vesting of 10,000 options ending upon the total vested being 100,000. The Company uses the Black-Scholes option-pricing model to value stock option awards and expensed the stock-based compensation based on the vesting periods. The fair value of these options was calculated using the following assumptions: (1) risk-free interest rates of 4%, (2) an expected life of 1 to 5 years, (3) expected volatility of 41%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Based on the foregoing, the value of the options is a total of $24,878.  For the three and six-months ended June 30, 2010, $7,464 and $14,928 were respectively expensed relating to the grant of these options.

On January 18, 2010, the Board of Directors of the Company approved the issuance of a total of 1.9 million shares of restricted stock (the “Restricted Stock Grants”) to certain of its officers, directors, and key employees under the China Architectural Engineering, Inc. 2009 Omnibus Incentive Plan (the “Plan”), which was previously approved by our stockholders at the 2009 Annual Meeting of Stockholders. As approved, the Restricted Stock Grants were subject to and contingent upon the Company’s filing of a registration statement on Form S-8 with the Securities and Exchange Commission, which occurred on January 21, 2010. As granted, the Restricted Stock Grants were set to vest such that ¼ would vest on March 31, 2010, ¼ would vest on June 30, 2010, ¼ would vest on September 30, 2010, and the remaining ¼ would vest on December 31, 2010, except for the Restricted Stock Grant for 200,000 shares of common stock that was made to a senior officer, which vested 100% upon the date of grant. The vesting of the grants was subject to the terms and conditions of the Plan and the Restricted Stock Agreement entered into by and between the recipients and the Company. In the first quarter of 2010, the Board of Directors of the Company accelerated vesting of the restricted stock awards such that all of the Restricted Stock Grants became fully vested immediately on March 9, 2010. The market price of the Company’s share closed on that date at $1.03. The transaction was recognized in accordance with the FASB ASC 718, Compensation-Stock Compensation, and the value of the grants is a total of $1,957,000, in the form of stock compensation expense in the first quarter of 2010.

3.	CONTRACT RECEIVABLES

	June 30, 2010	December 31, 2009

Contract receivables	$89,282,786	$95,831,489
Less: Allowance for doubtful accounts	(3,077,180)	(6,642,386)

Net	$86,205,606	$89,189,103

Allowance for Doubtful Accounts	June 30, 2010	December 31, 2009

Beginning balance	$6,642,386	$5,215,701
Add: Allowance created	212,420	1,426,685
Less: Written off of receivables	(3,777,626)	-

Ending balance	$3,077,180	$6,642,386

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

4.	OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2010	December 31, 2009
Due from sellers of Techwell, the subsidiary (1)	$11,008,219	$11,333,253
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	2,481,585	6,054,905
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,378,601	9,414,397
Other related parties receivables	-	253,638
Deposits for site operations of projects in PRC	2,990,723	2,903,171
Other	1,245,700	808,703

Total	$27,104,828	$30,768,067

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

(3)
The Company believes that the client of the Dubai projects did not have proper grounds for the drawdown of the advance payment and performance bonds which the company issued for the projects. The Company also believes that the client should not be entitled to the drawdown and is now proceeding to claim back the amount.

5.	INVENTORIES

	June 30, 2010	December 31, 2009
Raw materials at sites	170,076	727,499
Finished goods	-	-
	$170,076	$727,499

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of:

	June 30, 2010	December 31, 2009
At cost
Motor vehicle	$1,243,500	$1,242,928
Machinery and equipment	2,392,201	2,381,755
Furniture, software and office equipment	1,797,072	1,795,595
Building	-	-
Leasehold improvement	266,738	267,038
	$5,699,511	$5,687,316

Less: Accumulated depreciation
Motor vehicle	$909,800	$825,536
Machinery and equipment	1,515,451	1,420,536
Furniture, software and office equipment	937,576	804,516
Building	-	-
Leasehold improvement	121,807	97,271
	$3,484,634	$3,147,859

	$2,214,877	$2,539,457

Depreciation expenses included in the selling and administrative expenses for six months periods ended June 30, 2010 and 2009 were $330,961 and $464,417, respectively.

7.	INTANGIBLE ASSETS

	June 30, 2010	December 31, 2009

At cost
Intangible Assets	$98,673	$98,673
Less: Accumulated amortization	37,675	28,063

	$60,998	$70,610

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

8.	LOANS

A.	SHORT-TERM BANK LOANS

	June 30, 2010	December 31, 2009

The Royal Bank of Scotland N.V., (formerly ABN Amro N.V.) Overdraft in Current Account at interest rate at 6.5% per annum	$2,363,787	$4,906,266
The Royal Bank of Scotland N.V., (formerly ABN Amro N.V.) Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,529,217	4,546,504
Automobile capital lease obligation (hire purchase),amount due within one year, last installment due November 9, 2012	76,817	77,110

	$6,969,821	$9,529,880

B.	LONG-TERM BANK LOANS

	June 30, 2010	December 31, 2009

Automobile capital lease obligation (hire purchase),amount due after one year, last installment due November 9, 2012	70,415	109,239
	$70,415	$109,239

Full Art International Limited borrowed a hire purchase (car) loan from DBS Bank.

9.	CONVERTIBLE BONDS AND BOND WARRANTS

(a)  $10,000,000 Variable Rate Convertible Bonds due in 2012

On April 12, 2007, the Company completed a financing transaction with The Royal Bank of Scotland N.V., (formerly ABN AMRO Bank N.V.) (the “Subscriber”) issuing (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) 800,000 warrants to purchase an aggregate of 800,000 shares of the Company’s common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Warrants”).

On September 29, 2008, the Subscriber converted $2,000,000 into 571,428 shares at the conversion price of $3.50 per share. As of March 31, 2009, the face value of the bonds outstanding was $8,000,000.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

Effective from April 12, 2009, the conversion price has been reset to $2.45, which is 70% of $3.50 as the average closing price of the Company’s shares for the period of 20 consecutive trading days immediately prior to April 12, 2009 was $0.94.  The reset of the conversion price resulted in additional $3.4 million of bonds discount and is being amortized over the remaining outstanding periods of the bonds.

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

The Convertible Bonds Payable, net consists of the following:
	June 30, 2010	December 31, 2009

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,305,938)	(3,305,938)
Less: Interest discount – Beneficial conversion feature	(1,882,404)	(1,882,404)
Less: Bond discount	(760,069)	(760,069)
Accretion of interest discount	4,517,626	2,512,572
Net	$26,569,215	$24,564,161

10.	CONTRACT REVENUES EARNED

 The contract revenues earned for the six-month periods ended June 30, 2010 and 2009 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Billed	$5,587,098	$15,123,255	$16,412,962	$43,402,627
Unbilled	121,319	15,475,719	767,578	23,539,411

	$5,708,417	$30,598,974	$17,180,540	$66,942,038

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

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

Income before taxes and the provision for taxes for the periods ended June 30, 2010 and 2009 consists of the following:

	June 30,
	2010	2009
Continuing income/(Loss) before taxes:
U.S.	$(6,394,768)	$(4,161,977)
Singapore	(7,977)	611,372
China	(3,618,930)	(1,990,678)
Australia	(6,548)	(8,063)
Hong Kong	3,123,889	(1,295,647)
Dubai	62,877	10,382,000
Macau	(2,278)	(40,337)
Total continuing income before taxes	(6,843,735)	3,496,670

Provision for taxes expense/(benefit):
Current:
U.S. Federal	-	-
U.S. State	9,575	-
	9,575	-
Deferred:
U.S. Federal	9,575	-
Hong Kong	-	-
Currency Effect	-	-

Total provision for taxes	9,575	-

Effective tax rate	-0.14%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at June 30, 2010 and December 31, 2009 are as follows:

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

	June 30, 2010	December 31, 2009
Deferred tax assets
Net operating loss	$112,603	$113,033
	112,603	113,033

Valuation allowance	-_	-
Total deferred tax assets	112,603	113,033

Deferred tax liabilities
Total deferred tax liabilities	-	-

Net deferred tax assets	112,603	113,033

Reported as:
Current deferred tax assets	112,603	113,033
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-

Net deferred taxes	$112,603	$113,033

Current deferred tax assets represents net operating loss of a subsidiary Techwell Engineering Limited in Hong Kong. The losses can be carried forward to set-off future assessable profits in Hong Kong without expiry date. The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the periods ended June 30, 2010 and 2009 is shown in the following table:

	2010	2009
U.S. federal statutory income tax rate	35.00%	35.00%
Lower rates in PRC, net	-10.00%	-10.00%
Accruals in foreign jurisdictions	-0.14%	-0.00%
Tax Holiday	-25.00%	-25.00%
	-0.14%	0.00%

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax (see tax rates discussed above) before tax for the periods ended June 30, 2010 and 2009:-

	2010	2009
Income/(loss) before tax	(6,843,735)	3,496,670
Taxes at the applicable income tax rates	9,558	-
Miscellaneous non taxable income and non-deductible expenses	17	-
Current income tax expense	$9,575	$-

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
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

The Company leases certain administrative and production facilities from third parties. Rental expenses were $114,629 and $772,497 for the three-month periods ended and $381,665 and $1,601,962 for the six-month periods ended June 30, 2010 and 2009, respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows:

For the 12 months ending June 30,
2011	423,264
2012	-
2013	-
2014 or after	-
$423,264

(b)	Pending Litigation

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

The Company intends to vigorously defend this pending lawsuit; however, no assurance can be given that the lawsuit will be resolved in the Company’s favor. Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management from its business. If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations. In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is negotiating the settlement agreement with Mr. Ng as of June 30, 2010.

Dubai Metro Rail Project Dispute

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. The Company, through its subsidiary, had been working towards completion of its external envelopes for stations along the Red Line of the Dubai Metro System.  According to the Company’s original construction blueprint, the majority of its construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009.  With less than 5% of its contract remaining to be completed, Techwell was removed by the master contractor of the project, which also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  The Company and certain of its subsidiaries are guarantor of the bonds that were paid by the banks, and the Company is liable under the guarantee agreements for such amounts paid by the banks.  The Company does not believe that the master contractor had a proper basis for calling the bonds and intend to vigorously defend all of its legal rights and remedies related to the dispute.  The Company has engaged a construction claims consultant to facilitate resolution of the dispute.  The Company and its construction claims consultant, based on a review of the facts, documents, and materials available, believes that it has a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as its final amount due for work performed through September 2009.  The Company, with the assistance of its claims consultant, will continue to evaluate the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in the Company’s and Techwell’s favor. The Company’s counsel in Dubai is preparing the legal documents for the claims as of June 30, 2010.

13.	RELATED PARTY TRANSACTIONS

The account balance with shareholders at June 30, 2010 was payables of $ 3,540,998, while at December 31, 2009 it was $10,080,345. The payables balance was mainly loans from the largest shareholder, with such loans being interest-free, fee-free and has no fixed repayment schedule.

During the six months period ended June 30, 2010, the Company purchased construction materials amounting to $0.3 million from Guangdong Canbo Electrical Co., Ltd. (Canbo), a subsidiary of the Company’s major shareholder, KGE Group Limited. Canbo is a preferred supplier of the Company as it is able to procure materials at favorable price levels due to its purchased quantities. More important, application of certain of the Company’s patented technology is preferably routed through Canbo to prevent undesired distribution of this technology. The Company at times provides advance payment to Canbo in order to obtain a more favorable pricing. As of June 30, 2010, the Company’s advance to Canbo was $2.5 million, as shown under the other receivables balance.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

14.	SUBSEQUENT EVENTS

Waiver of Conversion Price Adjustment on Convertible Bonds

On July 13, 2010, the Company and the holders of the Company’s outstanding Variable Rate Convertible Bonds due 2012 (the “2007 Bonds”), 12% Convertible Bonds due 2011 (the “2008 Bonds,” and collectively with the 2007 Bonds, the “Bonds”) and warrants to purchase 300,000 shares of common stock of the Company expiring 2013 (the “2008 Warrants”) entered a new Waiver Agreement (the “Waiver”) , which has a three month term subject to the terms and conditions contained therein. Pursuant to Waiver, the bondholders and warrantholder agreed to waive their right to a reduction in the conversion price of the Bonds and exercise price of the 2008 Warrants due to the Company’s proposed sale of the shares pursuant to the Purchase Agreement at a price per share less than the current conversion prices of the Bonds and exercise price of the 2008 Warrants. The holders of the 2008 Bonds also agreed that no default shall occur under Condition 12(A)(xiv) of the trust deed governing the 2008 Bonds relating to the requirement that KGE Group own at least 45% of the Company’s common stock due to the sale of 5,000,000 shares of the Company by KGE Group.

The waivers contained in the Waiver Agreement are subject to numerous conditions.  Under the Waiver Agreement, the Company agreed to pay the Bondholders the interest on the Bonds in the amount of approximately $3.84 million on scheduled dates, of which the Company made a payment of approximately $1.26 million on March 31, 2010 and $1.32 million on April 15, 2010. Under the terms of the waiver, the Company agreed that the Company would pay to the bondholders all outstanding interests in arrears on the Bonds, plus all other applicable interest up until the payment date, within 30 days after the closing of the issuance of the shares to acquired ConnGame, but which in any event, would not be later than September 30, 2010.

The Company also agreed to repay an overdraft facility in the amount of approximately $4.91 million on three scheduled dates.  The Company made payment of approximately one-half of this amount and agreed to pay all unsettled amounts, which include all outstanding principal and interest amounts, within 30 days after the closing of the issuance of the Shares, but which in any event, would not be later than September 30, 2010.

The Company also agreed that the Company will not repay or prepay any debt prior to its currently scheduled due date until the Company make all of the payments specified in the Waiver and the Bonds have been redeemed in full and that any new indebtedness incurred by us for the purpose of repaying the overdraft facility shall (i) not exceed the outstanding amount due and payable under the overdraft facility and (ii) be subordinated to all amount owed under the Bonds (the “Waiver Covenants”).

Stock Purchase Agreement for ConnGame

On August 11, 2010, the Company entered into a stock purchase agreement (the “Agreement”) with First Jet Investments Limited, a company organized under the laws of the British Virgin Islands (“First Jet”), New Crown Technology Limited, First Jet’s wholly-owned subsidiary (“New Crown”) and Mr. Jun Tang, the principal of First Jet and New Crown. Upon the terms and subject to the conditions set forth in the Agreement, which has been approved by the board of directors of the Company and Mr. Jun Tang, First Jet will sell to the Company (the “Stock Sale”) 60% of the issued and outstanding shares of New Crown, the holder of 100% of the equity interests of Shanghai ConnGame Network Ltd. (“ConnGame”), for 25,000,000 shares of the Company’s Common Stock, $0.001 par value per share. ConnGame is a company organized under the laws of the People’s Republic of China with a registered capital of RMB 10,000,000.

Under the Agreement, the obligation of each of First Jet and the Company to consummate the Stock Sale is conditioned upon First Jet’s delivery of certificate of capital and proof of transfer of equity of New Crown to the Company, regulatory approvals, and other customary closing conditions, such as the accuracy of the representations and warranties of the other party, and performance in all material respects by the other party of its obligations under the Agreement.

First Jet and Mr. Jun Tang have entered into various covenants in the Agreement, including, among others, covenants that it will not, without prior written consent of the Company, for a period of three years after the date of closing, either solely or jointly with any other person to (i) engage in any business which may be in competition within Hong Kong or PRC with ConnGame in the carrying on of the business (ii) solicit or entice away from ConnGame any employee, officer, manager or consultant (ii) deal with or approach for business in respect of any trade or business carried on by ConnGame any person who at closing or within two years prior to closing was a customer, supplier, client or agent or in the habit of dealing under contract with ConnGame. First Jet and Mr. Jun Tang further covenants to the Company that (i) it will not at any time hereafter make use or disclose to any person other than to the officers or employees of ConnGame any information relating to ConnGame (ii) it will not any time hereafter in relation to any trade, business or company use a name including the word or symbol “ConnGame” or any other trademark listed in Section 3.01(y) of the Agreement or any Chinese equivalent (iii) it will not do anything that might prejudice the goodwill of ConnGame and (iv) it will procure that its affiliates and their respective employees will observe the restrictions described above. First Jet and Mr. Jun Tang have also agreed to coordinate any and all required compliance with relevant PRC laws and regulations and to comply with the terms and conditions of the waiver agreement entered into on July 13, 2010 between the Company and the holders of the Company’s outstanding Variable Rate Convertible Bonds due 2012.

The Agreement contains representations and warranties of First Jet, including, among others, with respect to regulatory matters, financial statements and absence of undisclosed liabilities, litigation, material contracts, compliance with law and possession of insurance, taxes, employee benefits, environmental matters, intellectual property matters, real estate matters, accuracy of governmental filings, accuracy of books and records. Warranties of the Company include representations regarding its corporate status, corporate authority, litigation, and the valid issuance of its common stock. The Agreement contains indemnification obligations of each party with respect to breaches of representations, warranties and covenants and certain other specified matters.

A copy of the Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference. The foregoing description of the Agreement is a summary only and is subject to, and qualified in its entirety by, such exhibit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission on June 2, 2010.

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, identification and remediation of the Company's deficiencies and weaknesses in its internal controls over financial reporting, potential claims or litigation that may result from the occurrence of restatements, the proposed acquisition of ConnGame and satisfactory completion of related due diligence and closing conditions, including but not limited to regulatory approvals; ability to identify and secure debt, equity, and/or other financing required to continue the operations of the Company, particularly in the event that the Company is not able to conduct the proposed acquisition of ConnGame; required Company payments under the waiver agreement and ability to maintain the conditions of the bondholder extension; difficulties related to integration and management of the combined operations; difficulties in moving into the online gaming market; reduction or reversal of the Company's recorded revenue or profits due to "percentage of completion" method of accounting and expenses; increasing provisions for bad debt related to the Company's accounts receivable; fluctuation and unpredictability of costs related to our products and services; adverse capital and credit market conditions; fluctuation and unpredictability of costs related to the Company's products and services; expenses and costs associated with its convertible bonds, regulatory approval requirements and competitive conditions; and various other matters, many of which are beyond our control.  Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report or in the “Risk Factors” section of our 2009 annual report occur.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

We have traditionally specialized in high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems, eco-energy saving building conservation systems and related products, for public works and commercial real estate projects.   We have traditionally competed on the strength of our reputation, relationships with government and commercial clients, and our ability to give expression to the vision of leading architects.

The recent trends in the global economy have had a significant adverse impact on our results of operations and on the commercial construction industry as a whole. The competitive environment in which we operate has become more competitive, increasing the number of re-bid construction projects and amount of time between bidding and award of a project, reducing selling prices, and causing competitors to modify the scope and type of projects on which they bid.  In 2008 we increased the number of international construction projects, but in 2009 the spread of the global recession and reduction in the nature and scope of international construction projects has led us to primarily focus our attention on domestic projects in China.  Dubai, Doha, Kuwait and other middle east region have been suffered a great impact markedly under the global financial crisis.  Our projects suffered as well.

During 2009, we experienced a decrease in the project turnover and an increase in costs and delays in customer payments and this trend has continued during the first six months of 2010. As a result, our results of operations have suffered.  However, we conducted our Dubai and Doha Projects construction under the original schedule, and executed the design for Kuwait project in 2009.  After the completion of “soft-open” of Dubai Metro Rail Project in September 2009, the contractor called bonds and refused to sign and pay for the project payments, which have resulted in a cash flow difficulties for our company.  As described below under “Dubai Metro Rail Project,” we dispute the contractor’s rights to call the bonds and seeking remedies for its actions.  In addition, after a thorough review and analysis of the feasibility and profitability of the Singapore Project, we determined that it was in the best interests of our company to withdraw from the project.

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

We believe that the Chinese market has faired much better than most of the international markets.  With the strength of our reputation and history of notable projects in China, we are focusing our resources and efforts in our domestic market.   We believe that we have long-standing relationships with leading Chinese and international architects, having completed high profile projects in China.  During the year 2009, we commenced certain landmark projects in China, which consisted of the Changsha Train Station, Changsha Museum, Guangzhou Science Town, and projects in Jinan and Inner Mongolia. These projects are expected to be completed in 2010. In the first half of 2010, we signed the contracts for the projects of Beijing Jiangtai Business Centre, Wuhan Xinhaigeming Museum and Liuzhou Nanning Gymnasium and Natatorium. The total contract value of these projects are estimated to be approximately $18.9 million. These projects are expected to be completed in either 2010 or 2011.

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

Proposed Acquisition of 60% Equity Interest in ConnGame

In December 2009, we and First Jet Investments Limited (“First Jet”) entered into a letter of intent for the acquisition (“Letter of Intent”) that set forth the principal terms under which we would issue up to 25,000,000 shares of our common stock to First Jet to acquire 60% of the equity interest of Shanghai ConnGame Network Co. Ltd. (“ConnGame”), a company formed under the laws of the People’s Republic of China, which is a developer and publisher of MMORPG (Massively Multiplayer Online Role Playing Game).  In January 2010, our board of directors and stockholders approved our acquisition of a 60% equity interest in ConnGame.  We believe our acquisition of ConnGame will enable us to strengthen our core architectural engineering and design abilities, in addition to enabling us to enter China's large online game market, with ConnGame’s two to-be-released MMORPG games.  We believe that the online game industry and its related business model will be a growing market in China.

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

On August 11, 2010, we entered into a stock purchase agreement (“Agreement”) with First Jet, New Crown Technology Limited, a wholly owned subsidiary of First Jet and the holder of 100% of the equity interests of ConnGame (“New Crown”), and Mr. Jun Tang, the principal of First Jet and New Crown.  Pursuant to the Agreement, we agreed to issue First Jet 25,000,000 shares of our common stock, $0.001 par value per share, in exchange for 60% of the equity interest of New Crown on the date of closing of the acquisition.

Upon the consummation of the acquisition, Luo Ken Yi will resign as Chairman of the Board of Directors.  Mr. Luo will remain as a member of the Board.  Upon Mr. Luo’s resignation as the Chairman of the Board, the Board will appoint Mr. Jun Tang, the sole shareholder of First Jet, as Chairman of the Board.  Mr. Jun Tang, 47, currently serves as the President and Chief Executive Officer of New Huadu Group, Fujian.  From 2004 to 2008, Mr. Tang served as President of Shanghai SNDA (Nasdaq: SNDA), an interactive entertainment media company in China.  Prior to that, he served as President of Microsoft China Co., Ltd from 2002 to 2004.  From 1997 to 2002, he served as General Manager of Microsoft Global Technical Engineering Center, and from 1994 to 1997 he served as Senior Project Manager for Microsoft US.  Mr. Tang received his doctorate degree, master’s degree and bachelor’s degree in the U.S. and China, respectively.

Completion of the proposed acquisition is expected to occur in the next few days. See “Note 15 - Subsequent Events” of the notes of the financial statements contained in this quarterly report for additional information.

Wavier Agreement

On February 24, 2010, we entered into an Amendment and Waiver Agreement (the “Waiver Agreement”) with the holders of our outstanding Variable Rate Convertible Bonds due 2012 (the “2007 Bonds”) and 12% Convertible Bonds due 2011 (the “ 2008 Bonds,” and collectively with the 2007 Bonds, the “ Bonds ”) and warrants to purchase 300,000 shares of our common stock expiring 2013 (the “ 2008 Warrants ”).  Pursuant to the Waiver Agreement, the holders of the Bonds and the 2008 Warrants agreed to waive their right to a reduction in the conversion price of the Bonds and the exercise price of the 2008 Warrants upon our anticipated issuance of up to 25,000,000 shares for the proposed acquisition of a 60% ownership interest in ConnGame.  Additionally, the holders of the 2008 Bonds agreed to waive any default under the terms and conditions of the trust deed governing the 2008 Bonds relating to the requirement that KGE Group Limited, our largest shareholder, own at least 45% of our issued and outstanding common stock.  The waiver had a term of three months and expired on May 24, 2010.  The parties entered into a new waiver on July 13, 2010, which has a three month term subject to the terms and conditions contained therein.

The waivers contained in the Waiver Agreement are subject to numerous conditions.  Under the Waiver Agreement, we agreed to pay the Bondholders the interest on the Bonds in the amount of approximately $3.84 million on scheduled dates, of which we made a payment of approximately $1.26 million on March 31, 2010 and $1.32 million on April 15, 2010.  Under the terms of the waiver, we agreed that we would pay to the bondholders all outstanding interests in arrears on the Bonds, plus all other applicable interest up until the payment date, within 30 days after the closing of the issuance of the shares to acquired ConnGame, but which in any event, would not be later than September 30, 2010.

We also agreed to repay an overdraft facility in the amount of approximately $4.91 million on three scheduled dates.  We made payment of approximately one-half of this amount and agreed to pay all unsettled amounts, which include all outstanding principal and interest amounts, within 30 days after the closing of the issuance of the Shares, but which in any event, would not be later than September 30, 2010.

We also agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments specified in the Waiver and the Bonds have been redeemed in full and that any new indebtedness incurred by us for the purpose of repaying the overdraft facility shall (i) not exceed the outstanding amount due and payable under the overdraft facility and (ii) be subordinated to all amount owed under the Bonds (the “Waiver Covenants”). As of the date of the report, the closing of the issuance of the shares to acquired ConnGame was not completed and no payment was made under the terms of the new waivers.

If we fail to make any of the payments specified in the Waiver, then all rights of the holders of the Bonds and 2008 Warrants waived under the Waiver to or to be waived under the Waiver, shall not be waived and will be reinstated, and any previous waivers will be null and void.  In such case, appropriate adjustments will be made to the conversion prices of the Bonds and the exercise price of the 2008 Warrants in the event the Shares are issued and an event of default under the terms and conditions of the trust deed governing the 2008 Bonds shall exist, making the 2008 Bonds immediately due and payable.  Additionally, if any part of the issuance of the Shares is cancelled or not consummated within three months from the effective date of the Waiver then all rights of the holders of the Bonds and 2008 Warrants waived under the Waiver or to be waived under the Waiver, shall not be waived and will be reinstated, and any previous waivers will be null and void.

If we are unable to comply with the terms of the Waiver, the issuance of the Shares could result in an adjustment of the conversion price of the Bonds and the 2008 Warrants pursuant to the governing Trust Deeds and warrant agreement, respectively, which could result in substantial dilution to our shareholders. There 2007 Bonds are currently convertible at a per share price of $2.45 per share and the 2008 Bonds and 2008 Warrants are convertible and exercisable, respectively, at $6.35 per share.  If we do not comply with the terms of the Waiver Agreement, an adjustment to the conversion and exercise prices could be adjustable downward to the value of the assets that we receive for the issuance of the Shares, as calculated in accordance with the provisions of the Trust Deeds and the warrant agreement.

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

One of the primarily reasons that the aging of Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009.  The underlying receivable as of June 30, 2010 from the Dubai projects was approximately $42.1 million, which represented 47% of the total contract receivables as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment.  The Company currently expects that there will be progress and payments will be received as early as the fourth quarter of 2010.  However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable.  For receivables related to the Dubai Project, the client delayed payment to us since April 2009 by refusing to issue the Certificates for Value of Work Done.  No Certificates have been issued since April 2009.  The Certificates are pre-requisites to proceed with payment to the Company. The client paid for all work for Certificates for Value of Work Done issued in or before April 2009.  Such payments were made prior to December 31, 2009.  As a result, no account receivables at June 30, 2010 represent work for the above-referenced Certificates issued in or before April 2009.  The receivables as of June 30, 2010 were recognized in accordance with the Percentage of Completion Method and based on the claim consultant’s report on the estimated final value of work done that the Company completed as of June 30, 2010.

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

We had a meeting with the master contractor during the second quarter of 2010. Based on the information and understandings obtained from the meeting, our claims consultant and counsel in Dubai were in the process of redrafting the documents for the claims as of June 30, 2010.

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

As of the date of this report, the Company, Mr. Ng, and Miss Yam, after several counter proposals among the parties, are still in discussions and negotiations to settle all disputes. However, there is no guarantee that the parties will reach an agreement to settle the dispute, in which case the Company intends to vigorously defend itself against the lawsuit.  There can be no assurance that the lawsuit will be resolved in the Company’s favor.  Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management away from its business.  If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations.  In the event we lose ownership of Techwell, we will lose the approximately $20.3 million of profit contribution since the acquisition of Techwell.

Results of Operations

The following table sets forth statements of operations for the three and six months ended June 30, 2010 and 2009 in U.S. dollars (unaudited):

	For Three Months Ended June 30,			For Six Months Ended June 30,
	2010		2009	2010	2009
	(in thousands, except for share and per share amounts)
Contract revenues earned
		$5,708	$30,599	$17,181	$66,942
Cost of contract revenues earned		(6,137)	(20,647)	(15,282)	(48,809)

Gross profit / (Loss)		$(429)	$9,952	$1,899	$18,133

Selling, general and administrative expenses		(1,846)	(6,120)	(6,069)	(12,071)

Income / (Loss) from operations		$(2,275)	$3,832	$(4,170)	$6,062

Interest income		3	46	5	50

Interest expenses		(1,868)	(1,464)	(3,494)	(2,776)

Other expenses		(8)	-	(9)	-

Other income		816	139	824	160

Income / (Loss) before taxes on Continuing Operations	$	(3,332)	$2,553	$(6,844)	$3,496

(Income tax) / Tax benefit		-	-	(9)	-
Net earnings / (loss) including non-controlling interests		(3,332)	2,553	(6,853)	3,496

(Income) / Loss attributable to non-controlling interests		2	(1)	3	(1)

Net earnings / (loss) attributable to the Company		$(3,330)	$2,552	$(6,850)	$3,495

Earnings / (Loss) per share:
Basic		$(0.06)	$0.05	$(0.12)	$0.07
Diluted		$(0.06)	$0.05	$(0.12)	$0.07

Weighted average shares outstanding:
Basic		55,156,874	53,256,874	54,945,763	53,256,874
Diluted		55,156,874	53,256,874	54,945,763	53,256,874

Three Months Ended June 30, 2010 and 2009

Contract revenues earned for the three months ended June 30, 2010 were $5.7 million, a decrease of $24.9 million, or 81%, from the contract revenues earned of $30.6 million for the comparable period in 2009. The primary reasons for the decrease in contract revenues earned was due to the decline in the global economy and construction industry, and the resulting negative adverse effects on our business operations, in addition to few new projects for our company during the first half of 2010, after our completion of international projects in 2009 such as the Dubai Metro Red Line and Doha High Rise Office Tower.  We believe our suspension of international projects contributed significantly to the decline in our revenue, as 61% of our annual revenue came from international projects in 2009, while only 3% of our annual revenue came from international projects in the first half of 2010.

Cost of contract revenues earned for the three months ended June 30, 2010 was $6.1 million, a decrease of $14.5 million, or 70%, from $20.6 million for the comparable period in 2009. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing.  The decrease in costs of contract revenues earned was primarily due to a reduction in the number of projects and thus, a decrease in the revenues earned, as stated above.

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

Gross profit for the three months ended June 30, 2010 was -$0.4 million, a decrease of $10.4 million, or 104%, from $10.0 million for the comparable period of 2009. Our gross margin for the three months ended June 30, 2010 was -8% as compared with 33% for the three months ended June 30, 2009. The decrease in gross margin was primarily a result of increases in raw material, labor and administrative costs in our domestic market of China, as well as adjustments made in accordance to the percentage-completion method for accounting of projects revenue. Such adjustments were made as a result of increases in the projects’ estimated costs, which reduced the projects’ estimated profits and the revenues.

Selling, general and administrative expenses were $1.8 million for the three months ended June 30, 2010, a decrease of approximately $4.3 million, or 70%, from approximately $6.1 million for the comparable period in 2009. The decrease was due to decrease in revenue in earned.  Among the selling, general and administrative expenses, payroll and social securities was the single largest expenditure of the group, which accounted for approximately 44% of the expense. Other major expenses included rental expenses 6% and depreciation expenses 8%.

Interest expenses and finance expenses were $1.9 million for the three months ended June 30, 2010, an increase of $0.4 million, from approximately $1.5 million for the comparable period in 2009.  The increase was primarily due to the additional interest expense related to borrowing by short-term bank loans as well as the increase in accretion of bonds interest discount.

Income tax expenses were both $nil for the three months ended June 30, 2010 and 2009.  The primary reason was losses incurred by the operations of the Company as still suffering from the effects of the recent international financial crises.

Net loss for the three months ended June 30, 2010 was $3.3 million, a decrease in income of $5.8 million, or 232%, from net profit of $2.5 million for the comparable period in 2009 mainly due to the decrease in contract revenues earned as the result of decline in the global economy and construction industry and completion of international projects in 2009, increases in raw material, labor and administrative costs in our domestic market of China as well as the adjustments in accordance to the percentage-completion method for accounting of projects revenue which were resulted from the increase in the projects’ estimated costs that reduced the projects’ estimated profit and revenue recognized.

Six Months Ended June 30, 2010 and 2009

Contract revenues earned for the six months ended June 30, 2010 were $17.2 million, a decrease of $49.7 million, or 74%, from the contract revenues earned of $66.9 million for the comparable period in 2009. The primary reasons for the decrease in contract revenues earned are the same as those stated for the decrease in revenues in the three months ended June 30, 2010.

Cost of contract revenues earned for the six months ended June 30, 2010 was $15.3 million, a decrease of $33.5 million, or 69%, from $48.8 million for the comparable period in 2009. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The decrease in costs of contract revenues earned was primarily due to a reduction in the number of projects and thus, a decrease in the revenues earned.

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

Gross profit for the six months ended June 30, 2010 was $1.9 million, a decrease of $16.2 million, or 90%, from $18.1 million for the comparable period of 2009. Our gross margin for the six months ended June 30, 2010 was 11% as compared with 27% for the six months ended June 30, 2009. The decrease in gross margin was primarily a result of increases in raw material, labor and administrative costs in our domestic market of China as well as the adjustments in accordance to the percentage-completion method for accounting of projects revenue. Such adjustments were made as a result of increases in the projects’ estimated costs, which reduced the projects’ estimated profits and the revenues.

Selling, general and administrative expenses were $6.1 million for the six months ended June 30, 2010, a decrease of approximately $6.0 million, or 50%, from approximately $12.1 million for the comparable period in 2009. The decrease was due to decrease in revenue in earned.  Among the selling, general and administrative expenses, payroll and social securities was the single largest expenditure of the group, which accounted for approximately 62% of the expenses including 32% or $2.0 million being stock compensation expenses granted during the first six months of 2010. Other major expenses included rental expenses 6% and depreciation expenses 5%.

Interest expenses and finance expenses were $3.5 million for the six months ended June 30, 2010, an increase of $0.7 million, from approximately $2.8 million for the comparable period in 2009.  The increase was primarily due to the additional interest expense in the first six months of 2010 related to borrowing by short-term bank loans.

Income tax expenses were $9,575 for the six months ended June 30, 2010 at an effective tax rate of -0.1%, compared with $nil in taxes for the same period of 2009 at an effective tax rate of nil%.  The primary reason was losses incurred by the operations of the Company as still suffering from the effects of the recent international financial crises.

Net loss for the six months ended June 30, 2010 was $6.8 million, a decrease in income of $10.3 million, or 294%, from net profit of $3.5 million for the comparable period in 2009 mainly due to the decrease in contract revenues earned as the result of decline in the global economy and construction industry and completion of international projects in 2009, increases in raw material, labor and administrative costs in our domestic market of China as well as the adjustments in accordance to the percentage-completion method for accounting of projects revenue which were resulted from the increase in the projects’ estimated costs that reduced the projects’ estimated profit and revenue recognized.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $0.6 million.

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

On April 15, 2008, we completed a financing transaction pursuant to which we issued the 2008 Bonds in the principal amount of $20 million. The 2008 Bonds bear cash interest at the rate of 12% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year (each an “Interest Payment Date”). On any Interest Payment Date on or after April 15, 2010, the holders of the Bonds can require us to redeem the Bonds at 116.61% of the principal amount. We are required to redeem any outstanding Bonds at 116.61% of its principal amount on April 15, 2011.

On July 13, 2010, we entered into the Waiver Agreement with the holders of our 2007 Bonds and 2008 Bonds and 2008 Warrants.  Under the Waiver Agreement, we agreed to pay the Bondholders the interest on the Bonds in the amount of approximately $3.84 million on scheduled dates, of which we made a payment of approximately $1.26 million on March 31, 2010 and $1.32 million on April 15, 2010.  Under the terms of the waiver, we agreed that we would pay to the bondholders all outstanding interests in arrears on the Bonds, plus all other applicable interest up until the payment date, within 30 days after the closing of the issuance of the shares to acquired ConnGame, but which in any event, would not be later than September 30, 2010. We also agreed to repay an overdraft facility in the amount of approximately $4.91 million on three scheduled dates.  We made payment of approximately one-half of this amount and agreed to pay all unsettled amounts, which include all outstanding principal and interest amounts, within 30 days after the closing of the issuance of the Shares, but which in any event, would not be later than September 30, 2010. We also agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments specified in the Waiver and the Bonds have been redeemed in full and that any new indebtedness incurred by us for the purpose of repaying the overdraft facility shall (i) not exceed the outstanding amount due and payable under the overdraft facility and (ii) be subordinated to all amount owed under the Bonds. As of the date of the report, the closing of the ConnGame acquisition was not completed and no payment was made under the terms of the new waivers.

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

Full Art International Limited incurred an automobile capital lease obligation due November 9, 2012 that had an outstanding amount of $147,232 as of June 30, 2010.

On February 19, 2008, we and Techwell Engineering Limited were granted a bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000, which is also the total amount of cash collateral for the facility. All cash collateral was then fully used to off-set a portion of the calling of the bonds for projects in Dubai by the beneficiary. As of June 30, 2010, the facility was converted into the temporary loan of $4,529,217 resulted from the calling of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%.

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among China Architectural Engineering, Inc., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000 that increased the total amount of cash collateral to $3,000,000. In September 2009, $2,818,440 of the cash collateral was used to off-set of the calling of the bonds for projects in Dubai by the beneficiary. As of June 30, 2010, the facility amount was reduced to $910,000 and was fully utilized.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978).  On September 30, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Open Account Financing and Overdraft in Current Account up to RMB16,800,000.  ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued and Open Account Financing.  As of June 30, 2010, Zhuhai KGE utilized RMB nil (US$nil million) of Bank Accepted Draft and RMB16,094,080 (US$2,363,787) of Overdraft in Current Account.

In September 2009, the beneficiary of a performance bond and advance payment bonds for the projects in Dubai demanded the drawing of approximately $9.4 million in total from the two issuing banks, ABN AMRO Bank NV and HSBC. The calling of the bonds was based on the beneficiary’s belief that it had paid in excess of the construction work performed. We do not believe that the beneficiary had the proper basis for calling the bonds and intend to vigorously defend all of their rights and remedies related to the dispute. As of June 30, 2010, after an offset against collateral accounts that we held with the banks, there was approximately $4.5 million in a shortfall amount due to ABN AMRO Bank NV by us that was not paid off.  Such amount is currently outstanding as the temporary loan from the bank at the interest rate at the bank’s cost of funds plus 6%.

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

We experienced revenue of $17.2 million for the six months ended June 30, 2010 compared to revenue of $66.9 million for the same period in 2009. Construction contract related receivables, including contract receivables and costs and earnings in excess of billings as of June 30, 2010 were $97.7 million, a decrease of $7.6 million from construction related receivables of $105.3 million as of June 30, 2009. The decrease was a result of the reduction in projects revenue.

The collection period typically runs from two months to one year, the long aging of receivables reflects the long collection period.  In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders.

Among the $89.3 million contract receivables as of June 30, 2010, $14.0 million (15.7%) was outstanding over 365 days and $13.6 million (15.3%) over 730 days, in total of $27.6 million which including $10.6 million (11.9%) million of retention money which would only be settled after the retention periods of two or three years. The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate.  The Company notes that its account receivables that are 365 and 720 days old are primarily related to the Company’s PRC operations, and the payment cycle in the PRC commonly entails a receivable being outstanding for over one to two years before collection.  Such situations are particularly common in the construction market and with the clients from government. Since the Company’s older outstanding receivables are mainly of government projects, the final accounts and payments are required to be processed through a lengthy bureaucratic process in the PRC government. Based on the foregoing, and despite the receivables being outstanding from 365 to 720 days, the Company considers them to be realizable because the Company believes that there is a remote chance that the PRC Government will go into bankruptcy or otherwise refuse to make payment on the receivables. In addition, the Company has the policy of conducting a comprehensive review the aging of account receivables on a regular basis every three months.  Furthermore, the Company has a designated staff member from one of its PRC subsidiaries to remain in constant communication with the Company’s various departments regarding PRC receivables collection status, and allowances for doubtful accounts is made, as necessary, based on the collection status updates. As of June 30, 2010, the contract receivables under aging of 121 to 365 days amounted to $55.1 (61.8%) million including the receivables of the projects in Dubai which were recognized at the end of the year at $42.1 (47.1%) million.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We effected a direct write off through a $3.8 million provision to the account receivables during the six months ended June 30, 2010.  We recorded additional provision for doubtful accounts of $212,420 in the six months ended June 30, 2010.  As of June 30, 2010, our provision for doubtful accounts was $3.1 million, which was 3.2 % of our construction contract related receivables of $97.7 million. We believed our current reserve for doubtful accounts is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

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

At June 30, 2010, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.  We intend to expend a significant amount of capital to purchase materials and serve as deposits for performance bonds for new projects that we have obtained. Additional capital for this objective may be required that is in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Net cash provided by operating activities for the six months ended June 30, 2010 was approximately $9.0 million, as compared to $2.7 million in the same period in 2009. In addition to decrease in net income ($10.3 million), the change is primarily due to differences in changes in receivables $17.9 million, payables ($11.7 million), stock compensation expenses $2.0 million and inventory $7.9 million.

Net cash used in investing activities was approximately $0.1 million for the six months ended June 30, 2010 compared to approximately $1.0 million net cash provided for the six months ended June 30, 2009. The change was mainly a result of the difference in change of restricted cash.

Net cash used in financing activities was $9.1 million for the six months ended June 30, 2010 compared to $6.4 million for the six months ended June 30, 2009. The increase was primarily due to differences in changes of repayment of short-term loans ($2.7) million and repayment of shareholders loan $5.6 million.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A as of and for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on June 2, 2010. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A as of and for the year ended December 31, 2009.  Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report for the fiscal year ended December 31, 2009 on Form 10-K/A as filed with the SEC on June 2, 2010.

Recent Accounting Pronouncements

See Note 2(t) of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the fiscal year ended December 31, 2009 on Form 10-K/A as filed with the SEC June 2, 2010.

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

Additionally, a correction was needed for the addition of an equity compensation charge in the amount of $4,976 related to a portion of options granted in October 2009 that the Company inadvertently omitted in the original Form 10-K filing. Together with the overstatement of interest expenses of $2,000, the loss for the year ended December 31, 2009 was understated by 2,983 and the retained earnings as of December 31, 2009 was overstated by 2,983. Additionally, $1.5 million of consolidation exchange loss resulted from the inter-company investments elimination was incorrectly included in the additional paid in capital instead of the accumulated comprehensive income presented in the Stockholders’ Statement of Equity and Comprehensive Income for the year ended December 31, 2009.

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

Restatements

We have taken and intend to take the following actions to address the material weaknesses and improve our internal controls over financial reporting:

1.
We are seeking to improve supervision, education, and training of our accounting staff. We are also considering engaging third-party financial consultants to review and analyze our financial statements and assist us in improving our reporting of financial information.

2
Management intends to hire additional personnel with technical knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

3.
We will continue to monitor the effectiveness of these improvements. We are also considering working with outside consultants in assessing and improving our internal controls and procedures when necessary.

4.	An internal SOX 404 task force was set up in order to help the company strengthening its controls and procedures on the financial reporting.

5.
In September 2009, we hired a new Vice President of Finance who was later appointed as our Acting Chief Financial Officer in November 2009.  We believe that the addition of this person will assist the strengthening of the controls and procedures of our company.

6.
In December 2009, our Acting Chief Financial Officer lead an extensive review of the controls and procedures of our company and developed a detailed remediation and implementation plan for Sarbanes-Oxley Act of 2002 Section 404 compliance to be carried out starting in 2010.

7.	The remediation and implementation plan is being carried out which including the drafting up of the details internal control documents for SOX compliance.

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

8.
In December 2009, our Acting Chief Financial Officer lead an extensive review of the controls and procedures of our company and developed a detailed remediation and implementation plan for Sarbanes-Oxley Act of 2002 Section 404 compliance to be carried out starting in 2010, which includes the internal control for Techwell.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under “Remediation Efforts.”

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12(b) of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of our current legal proceedings.

ITEM 1A.	RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. Except as set forth below, there have been no material revisions to the “Risk Factors” as filed in our Annual Report for the fiscal year ended December 31, 2009 on Form 10-K/A as filed with the Securities and Exchange Commission on June 2, 2010.

Almost one-half of our contracts receivables are attributable to a Dubai project for which we may never be paid.

One of the primarily reasons that the aging of Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009.  The underlying receivable as of June 30, 2010 from the Dubai projects was approximately $42.1 million, which represented 47% of the total contract receivables as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment.  The Company currently expects that there will be progress and payments will be received as early as the fourth quarter of 2010.  However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable.  If we are not able to collect the receivable, our results of operations and financial condition will be materially adversely impacted.  See “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION—Dubai Metro Rail Project” in this report for more information.

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

Because we have reporting obligations under the Exchange Act, we are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting.  A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the restatements to our financial statements referenced above, our management concluded that our system of internal control over financial reporting was not effective as of June 30, 2010, in addition to prior period end dates, which were the cause of our restatements as described above.  Although management does not anticipate making any further restatements to the financial statements for subsequent periods, management believes that our weakness in internal controls continued during such periods.  Management has identified internal control deficiencies which, in management’s judgment, represent material weaknesses in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for transactions to ensure such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report a material weakness, we might be subject to regulatory sanction and investors may lose confidence in our financial statements, which may be inaccurate if we fail to remedy such material weakness.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

On August 11, 2010, the Company entered into a stock purchase agreement (the “Agreement”) with First Jet Investments Limited, a company organized under the laws of the British Virgin Islands (“First Jet”), New Crown Technology Limited, First Jet’s wholly-owned subsidiary (“New Crown”) and Mr. Jun Tang, the principal of First Jet and New Crown.

The description of the Agreement set forth herein is a summary of the principal terms of the Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Upon the terms and subject to the conditions set forth in the Agreement, which has been approved by the board of directors of the Company and Mr. Jun Tang, First Jet will sell to the Company (the “Stock Sale”) 60% of the issued and outstanding shares of New Crown, the holder of 100% of the equity interests of Shanghai ConnGame Network Ltd. (“ConnGame”), for 25,000,000 shares of the Company’s Common Stock, $0.001 par value per share. ConnGame is a company organized under the laws of the People’s Republic of China with a registered capital of RMB 10,000,000.

Under the Agreement, the obligation of each of First Jet and the Company to consummate the Stock Sale is conditioned upon First Jet’s delivery of certificate of capital and proof of transfer of equity of New Crown to the Company, regulatory approvals, and other customary closing conditions, such as the accuracy of the representations and warranties of the other party, and performance in all material respects by the other party of its obligations under the Agreement.

First Jet and Mr. Jun Tang have entered into various covenants in the Agreement, including, among others, covenants that it will not, without prior written consent of the Company, for a period of three years after the date of closing, either solely or jointly with any other person to (i) engage in any business which may be in competition within Hong Kong or PRC with ConnGame in the carrying on of the business (ii) solicit or entice away from ConnGame any employee, officer, manager or consultant (ii) deal with or approach for business in respect of any trade or business carried on by ConnGame any person who at closing or within two years prior to closing was a customer, supplier, client or agent or in the habit of dealing under contract with ConnGame. First Jet and Mr. Jun Tang further covenants to the Company that (i) it will not at any time hereafter make use or disclose to any person other than to the officers or employees of ConnGame any information relating to ConnGame (ii) it will not any time hereafter in relation to any trade, business or company use a name including the word or symbol “ConnGame” or any other trademark listed in Section 3.01(y) of the Agreement or any Chinese equivalent (iii) it will not do anything that might prejudice the goodwill of ConnGame and (iv) it will procure that its affiliates and their respective employees will observe the restrictions described above. First Jet and Mr. Jun Tang have also agreed to coordinate any and all required compliance with relevant PRC laws and regulations and to comply with the terms and conditions of the waiver agreement entered into on July 13, 2010 between the Company and the holders of the Company’s outstanding Variable Rate Convertible Bonds due 2012.

The Agreement contains representations and warranties of First Jet, including, among others, with respect to regulatory matters, financial statements and absence of undisclosed liabilities, litigation, material contracts, compliance with law and possession of insurance, taxes, employee benefits, environmental matters, intellectual property matters, real estate matters, accuracy of governmental filings, accuracy of books and records. Warranties of the Company include representations regarding its corporate status, corporate authority, litigation, and the valid issuance of its common stock. The Agreement contains indemnification obligations of each party with respect to breaches of representations, warranties and covenants and certain other specified matters.

Item 2.02 Results of Operations and Financial Condition.

On August 16, 2010, the Company issued a press release announcing its financial results for the second quarter ended June 30, 2010.  A copy of the July 20, 2010 press release is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1 and the information therein is incorporated herein by reference.

Item 3.02 Unregistered Sales of Equity Securities.

As described under Item 1.01, above, the Company will issue 25,000,000 shares of the Company’s common stock, par value $0.001, to First Jet in exchange for 60% equity interest holding in New Crown, which is the 100% equity holder of ConnGame.  The issuance of the shares will take place upon the closing of the acquisition in accordance with the terms of the stock purchase agreement.  The shares are expected to be issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended. The Company intends to comply with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) the recipient of the shares is a non-U.S. resident and will not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend will be affixed to the securities issued in accordance with Regulation S; (iii) the recipient of the shares will represent that it is not acquiring the securities for the account or benefit of a U.S. person; and (iv) the recipient of the shares will agree to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), or pursuant to an available exemption from registration. The Company will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 10, 2010, the Board of the Company, as contemplated by the stock purchase agreement, approved the appointment of Mr. Jun Tang as a member and Chairman of the Board of Directors of the Company upon the closing of the acquisition.  Prior to Mr. Jun Tang’s appointment, Luo Ken Yi will resign as Chairman of the Board of Directors but will remain as a member of the Board and Chief Executive Officer of the Company.  In addition, Mr. Tang Nianzhong, a current member of the Board of Directors, will resign from the Board to ensure that the Company has a majority of independent directors on the Board in compliance with Nasdaq continued listing standards.

Mr. Jun Tang, is the sole shareholder of First Jet, as Chairman of the Board. Mr. Jun Tang, 47, currently serves as the President and Chief Executive Officer of New Huadu Group, Fujian. From 2004 to 2008, Mr. Tang served as President of Shanghai SNDA (Nasdaq: SNDA), an interactive entertainment media company in China. Prior to that, he served as President of Microsoft China Co., Ltd from 2002 to 2004. From 1997 to 2002, he served as General Manager of Microsoft Global Technical Engineering Center, and from 1994 to 1997 he served as Senior Project Manager for Microsoft US. Mr. Tang received his doctorate degree, master’s degree and bachelor’s degree in the U.S. and China, respectively.

Item 7.01 Regulation FD Disclosure.

The information under Item 2.02, above, is incorporated herein by reference.

The information reported under Items 2.02 and 7.01 in this Quarterly Report on Form 10-Q, including Exhibit 99.1 attached hereto, shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6.	EXHIBITS

10.1	Stock Purchase Agreement dated August 11, 2010, among China Architectural Engineering, Inc., First Jet Investments Limited, New Crown Technology Limited and Jun Tang
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press Release issued August 16, 2010.*

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

August 16, 2010	By:	/s/ Luo Ken Yi
Luo Ken Yi
Chief Executive Officer and Chairman of the Board