Form 10-Q
period 2010-09-30
China Architectural Engineering, Inc.
filed 2010-11-22
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-33709

CHINA ARCHITECTURAL ENGINEERING, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-05021250 (I.R.S. Employer Identification No.)
Research Building, No.801 Wuzhong Road, Changzhou Science and Education Industrial Park Wujin District, Changzhou, Jiangsu, People’s Republic of China
(Address of principal executive offices)	213164 (Zip Code)

+86-519-86339908
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

There were 80,156,874 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 21, 2010.

CHINA ARCHITECTURAL ENGINEERING, INC.
FORM 10-Q QUARTERLY REPORT

2

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

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

	Notes	September 30, 2010	December 31, 2009
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		$3,009,063	$740,125
Restricted cash		1,080,415	3,033,819
Contract receivables, net	(3)	84,434,212	89,189,103
Costs and earnings in excess of billings		3,436,002	8,100,580
Job disbursements advances		2,526,634	2,696,794
Other receivables	(4)	24,577,249	30,768,067
Inventories	(5)	172,882	727,499
Deferred income taxes, current		112,988	113,033
Other current assets		306,235	297,838
Total current assets		119,655,680	135,666,858

Non-current assets
Plant and equipment, net	(6)	3,197,473	2,539,457
Intangible assets	(7)	175,514	70,610
Goodwill		23,771,636	7,995,896
Other non-current asset		393,701	287,586

TOTAL ASSETS		$147,194,004	$146,560,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	(8)	$6,903,751	$9,529,880
Accounts payable		26,664,322	26,614,484
Billings over costs and estimated earnings		1,595,284	6,098,666
Amount due to shareholder		9,098,900	10,080,345
Other payables		14,253,808	9,360,314
Business and other taxes payable		4,659,759	4,923,771
Customers’ deposits		5,741,681	6,392,676
Other Accrual		4,065,003	4,324,011
Total current liabilities		72,982,508	77,324,147

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

		September 30, 2010	December 31, 2009
		(unaudited)
Non-current liabilities
Long term bank loans	(8)	$51,386	$109,239
Convertible bond payable, net	(9)	27,688,956	24,564,161

TOTAL LIABILITIES		$100,722,850	$101,997,547

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2010 and December 31, 2009;
Common stock, $0.001 par value, 150,000,000 shares authorized, 80,156,874 shares issued and outstanding at September 30, 2010 and 53,256,874 shares issued at and outstanding December 31, 2009		$80,157	$53,257
Additional paid in capital		43,820,878	26,495,876
Statutory reserves		3,040,595	3,040,595
Accumulated other comprehensive income		4,020,091	3,868,437
Retained earnings		(4,205,083)	11,131,084
Total Company shareholders’ equity		46,756,638	44,589,249
Noncontrolling interests		(285,484)	(26,389)
Total shareholders’ equity		46,471,154	44,562,860
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$147,194,004	$146,560,407

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(STATED IN US DOLLARS) (UNAUDITED)

	Notes	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009

Contract revenues earned	(10)	$4,442,495	$25,558,074	$21,623,035	$92,500,112
Cost of contract revenues earned		(5,452,809)	(25,082,910)	(20,734,794)	(73,892,287)

Gross profit/(loss)		$(1,010,314)	$475,164	$888,241	$18,607,825

Selling, general and administrative expenses		(5,609,538)	(5,548,946)	(11,678,113)	(17,619,775)

Income/(loss) from operations		$(6,619,852)	$(5,073,782)	$(10,789,872)	$988,050

Interest income		3,668	4,835	8,951	54,800
Interest expense		(1,779,371)	(1,741,368)	(5,273,367)	(4,524,936)
Other expenses		(350,764)	-	(359,694)	-
Other income		4,001	335,104	827,929	495,560

Loss before taxation on continuing operations		$(8,742,318)	$(6,475,211)	$(15,586,053)	$(2,986,526)
Income tax	(11)	-	(114,113)	(9,575)	(114,113)
Discontinued operation loss, net of tax		-	(1,829,971)	-	(1,829,971)

Net loss including non-controlling interests		(8,742,318)	(8,419,295)	(15,595,628)	(4,930,610)
Loss attributable to non-controlling interest		256,371	38,009	259,461	36,604

Net loss attributable to the Company		$(8,485,947)	$(8,381,286)	$(15,336,167)	$(4,894,006)

Loss per share:
Basic		$(0.13)	$(0.16)	$(0.26)	$(0.09)
Diluted		$(0.13)	$(0.16)	$(0.26)	$(0.09)

Weighted average shares outstanding:
Basic		66,970,061	53,256,874	58,969,374	53,256,874
Diluted		66,970,061	53,256,874	58,969,374	53,256,874

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(STATED IN US DOLLARS) (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net/(Loss) income	$(15,336,167)	$(4,894,006)
Noncontrolling interest	(259,095)	(40,831)
Depreciation expense	610,220	710,901
Bad debts expenses	3,366,552	-
Amortization expense on intangible assets	42,082	78,461
Amortization expense on convertible bond	3,124,795	2,194,418
Stock compensation expenses	1,976,902	-
Loss on disposal of fixed assets	882	1,998,634
Deferred income taxes	45	(109,842)
Decrease in inventories	554,617	17,209
(Increase) / Decrease in receivables	12,243,735	(12,456,959)
(Increase) / Decrease in other assets	55,648	(6,339,445)
Increase / (Decrease) in payables	(734,065)	7,656,923
Net cash provided by / (used in) operating activities	$5,646,151	$(11,184,537)

Cash flows from investing activities
Purchases of assets	$(1,240,869)	$(161,420)
Purchase of intangible assets	(146,986)	(103,405)
Proceeds from disposal of fixed assets	-	342,095
Purchases of goodwills	(15,775,740)	-
Decrease in restricted cash	1,953,404	7,448,458
Net cash provided by/(used in) investing activities	$(15,210,191)	$7,525,728

Cash flows from financing activities
Proceeds from / (Repayments) of short-term loans	(2,626,129)	9,533,975
Repayment of notes Payable	-	(10,193,088)
Repayment of long-term loans	(57,853)	(199,686)
Proceeds from / (Repayments) of shareholders loans	(981,445)	3,710,741
Net cash provided by financing activities	$(3,665,427)	$2,851,942

Net decrease in cash and cash equivalents	$(13,229,467)	$(806,867)
Effect of foreign currency translation on cash and cash equivalents	123,405	(2,191,366)

Cash and cash equivalents - beginning of period	740,125	9,516,202
	(12,365,937)	6,517,969

Cash and cash equivalents - end of period	$3,009,063	$6,517,969

Non-cash transactions
Issuance of stock for subsidiary acquisition	15,375,000	-

Other supplementary information:
Cash paid during the period for:
Interest paid	$2,794,277	$-
Income tax paid	$9,575	$143,306
The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2010 TO SEPTEMBER 30, 2010
(STATED IN US DOLLARS)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Noncontrolling interests	Total

Balance, January 1, 2010	53,256,874	$53,257	$26,495,876	$3,040,595	$3,868,437	$11,131,084	$(26,389)	$44,562,860
Net Loss including non-controlling interests						(15,336,167)	(259,461)	(15,595,628)
Additional paid-in capital from grant of stock option to employee			19,902					19,902
Value of stock grants to employees	1,900,000	1,900	1,955,100					1,957,000
Value of stock issued for acquisition of subsidiary	25,000,000	25,000	15,350,000					15,375,000
Foreign currency translation adjustment					151,654		366	152,020
Total comprehensive income								1,908,294
Balance, September 30, 2010	80,156,874	$80,157	$43,820,878	$3,040,595	$4,020,091	$(4,205,083)	$(285,484)	$46,471,154

The accompanying notes are an integral part of these financial statements.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
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

On August 18, 2010, pursuant to a stock purchase agreement that was entered into on August 11, 2010 by and among the Company, First Jet Investments Limited (“First Jet”), New Crown Technology Limited, First Jet’s wholly-owned subsidiary (“New Crown”) and Mr. Jun Tang, the principal of First Jet and New Crown, the Company completed an acquisition of 60% of the issued and outstanding shares of New Crown, which is the holder of 100% of the equity interests of Shanghai ConnGame Network Ltd. (“ConnGame”).  In exchange for the 60% equity interest of New Crown, the Company issued 25,000,000 shares of the Company’s common stock, $0.001 par value per share, to First Jet.  ConnGame is a company organized under the laws of the People’s Republic of China with a registered capital of RMB 10,000,000.  ConnGame is a developer and publisher of MMORPG (Massively Multiplayer Online Role Playing Game).  In connection with the foregoing transaction, the Company transferred to New Crown 100% of the equity interests of China Architectural Engineering (Shenzhen) Co., Ltd., which had immaterial operations and assets at the time of transfer.

In August 2010, connection with the acquisition of ConnGame and the issuance of 25,000,000 shares of the Company's common stock, the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000 shares of common stock.

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

The consolidated financial statements include the accounts of the Company and its 17 subsidiaries. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as noncontrolling interests.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

The Company owned the subsidiaries through its reverse-merger on October 17, 2006 and through direct investments or acquisitions after October 17, 2006.  As of September 30, 2010, detailed identities of the consolidating subsidiaries are as follows:
Name of Company	Place of Incorporation	Attributable Equity interest %
Full Art International Limited	Hong Kong	100
Zhuhai King Glass Engineering Co., Ltd.	PRC	100
Zhuhai King General Glass Engineering Technology Co., Ltd.	PRC	100
King General Engineering (HK) Limited	Hong Kong	100
KGE Building System Limited	Hong Kong	100
KGE Australia Pty Limited	Australia	55
Zhuhai Xiangzhou District Career Training School	PRC	72
Faith Mount International Limited	Hong Kong	100
Techwell Engineering Limited	Hong Kong	100
Techwell International Limited	Macau	100
Techwell Building System (Shenzhen) Co., Ltd.	PRC	100
CAE Building Systems, Inc.	USA	100
Techwell International S.E.A.	Singapore	100
China Architectural Engineering (Shenzhen) Co., Ltd.	PRC	60
CAE Building Systems (Singapore) Pte Ltd	Singapore	100
New Crown Technology Limited	Hong Kong	60
Shanghai ConnGame Network Ltd.	PRC	60

(c)	Use of estimates

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
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
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

The Company performs an analysis on its goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist.  Of the goodwill presented as September 30, 2010, approximately $23.8 million is attributable to  the acquired subsidiaries.

Approximately $15.4 million was attributed to ConnGame, which was acquired in August 2010, and approximately $8.0 million was attributed to Techwell Engineering Limited. There are several instances that may cause the Company to further test its goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact its ability to meet its projected results; (ii) declines in the Company’s stock price caused by continued volatility in the financial markets that may result in increases in its weighted-average cost of capital or other inputs to its goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of the Company’s reporting units. In the nine month periods ended September 30, 2010, the Company believes that no instance indicates that an impairment could exist in respect to Techwell.

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
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

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

Restricted cash represents deposits in bank accounts to secure notes payables, bank loans, project performance bond and guarantee.

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

The calculation of diluted weighted average common shares outstanding for the periods ended September 30, 2010 and 2009 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted” basis when these shares are dilutive.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

Components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income/(Loss)	$(8,485,947)	$(8,381,286)	$(15,336,167)	$(4,894,006)
Add: Interest expenses less income taxes	-	-	-	-
Adjusted income	(8,485,947)	(8,381,286)	(15,336,167)	(4,894,006)
Basic Weighted Average Shares Outstanding	66,970,061	53,256,874	58,969,374	53,256,874
Dilutive Shares:
- Addition to Common Stock from Conversion of Bonds	-	-	-	-
- Addition to Common Stock from Exercise of Warrants	-	-	-	-
Diluted Weighted Average Outstanding Shares:	66,970,061	53,256,874	58,969,374	53,256,874

Earnings/(Loss) Per Share
- Basic	$(0.13)	$(0.16)	$(0.26)	$(0.09)
- Diluted	$(0.13)	$(0.16)	$(0.26)	$(0.09)

(l)	Revenue and cost recognition

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
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
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

•
Techwell Engineering Limited is subject to a Hong Kong profits tax rate of 16.5%. Techwell International Limited is a Macau registered company and therefore is subject to Macau profits tax rate of 12%.  Techwell Building System (Shenzhen) Co. Limited is located in Shenzhen and is subject to PRC corporate income tax rate of 20% in 2009 that will be gradually increased to the uniform rate of 25% by 2012 as according to the new EIT law.

•	KGE Australia Pty Limited is subject to a corporate income tax rate of 30%.

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957.

•
The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in the PRC and Hong Kong.  Based on the consolidated net income for the year ended December 31, 2009, the Company shall be taxed at the 34% tax rate.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

•	Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate.

•	New Crown Technology Limited is subject to a Hong Kong profits tax rate of 16.5%.

•	Shanghai ConnGame Network Ltd. is located in Shanghai and is subject to a 25% income tax rate.

(n)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $3,668 and $nil for the three-month period, $3,668 and $11,032 for the nine-month period ended September 30, 2010 and 2009, respectively.

(o)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $362,677 and $nil for the three-month period, $362,677 and $2,926 for the nine-month period ended September 30, 2010 and 2009, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

(q)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at September 30, 2010 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30, 2010	December 31, 2009	September 30, 2009
Period end RMB : US$ exchange rate	6.6981	6.8372	6.8263
Average quarterly RMB : US$ exchange rate	6.7803	6.8331	6.8309

	September 30, 2010	December 31, 2009	September 30, 2009
Period end HKD : US$ exchange rate	7.7582	7.7551	7.7501
Average quarterly HKD : US$ exchange rate	7.7718	7.7518	7.7505

	September 30, 2010	December 31, 2009	September 30, 2009
Period end AED : US$ exchange rate	3.6736	3.6738	3.6700
Average quarterly AED : US$ exchange rate	3.6738	3.6710	3.6700

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
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

There was no new accounting pronouncements since the FASB Statement No. 168 issued on July 1, 2009.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

3.	CONTRACT RECEIVABLES

	September 30, 2010	December 31, 2009

Contract receivables	$87,359,141	$95,831,489
Less: Allowance for doubtful accounts	(2,924,929)	(6,642,386)

Net	$84,434,212	$89,189,103

Allowance for Doubtful Accounts	September 30, 2010	December 31, 2009

Beginning balance	$6,642,386	$5,215,701
Add: Allowance created	3,366,552	1,426,685
Less: Written off of receivables	(7,084,009)	-

Ending balance	$2,924,929	$6,642,386

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

4.	OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2010	December 31, 2009
Due from sellers of Techwell, the subsidiary (1)	$11,371,563	$11,333,253
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	-	6,054,905
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,410,636	9,414,397
Other related parties receivables	-	253,638
Deposits for site operations of projects in PRC	2,774,512	2,903,171
Other	1,020,538	808,703
Total	$24,577,249	$30,768,067

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

(2)	The amount as at December 31, 2009 mainly represented the purchases advances to Kangbao Electrical Company Limited (Kangbao) for the supplies of materials for the projects of the Company.

(3)
The Company believes that the client of the Dubai projects did not have proper grounds for the drawdown of the advance payment and performance bonds which the company issued for the projects.  The Company also believes that the client should not be entitled to the drawdown and is now proceeding the claim back of the amount.

5.	INVENTORIES

	September 30, 2010	December 31, 2009
Raw materials at sites	$172,882	$727,499

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of:

	September 30, 2010	December 31, 2009
At cost
Motor vehicle	$1,256,072	$1,242,928
Machinery and equipment	2,431,665	2,381,755
Furniture, software and office
equipment	2,287,313	1,795,595
Building	-	-
Leasehold improvement	1,040,039	267,038
	$7,015,089	$5,687,316

Less: Accumulated depreciation
Motor vehicle	$959,777	$825,536
Machinery and equipment	1,585,480	1,420,536
Furniture, software and office
equipment	1,082,526	804,516
Building	-	-
Leasehold improvement	189,833	97,271
	$3,817,616	$3,147,859

	$3,197,473	$2,539,457

Depreciation expenses included in the selling and administrative expenses were $279,259 and $246,484 for the three-month periods, $610,220 and $710,901 for the nine-month periods ended September 30, 2010 and 2009, respectively.

7.	INTANGIBLE ASSETS

	September 30, 2010	December 31, 2009
At cost
Intangible Assets	$245,659	$98,673
Less: Accumulated amortization	70,145	28,063

	$175,514	$70,610

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

8.	LOANS

A.	SHORT-TERM BANK LOANS

	September 30, 2010	December 31, 2009

The Royal Bank of Scotland N.V., (formerly ABN Amro N.V.) Overdraft in Current Account at interest rate at 6.5% per annum	1,652,691	4,906,266

The Royal Bank of Scotland N.V., (formerly ABN Amro N.V.) Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,544,688	4,546,504

Automobile capital lease obligation (hire purchase),amount due within one year, last installment due November 9, 2012	77,079	77,110

The Hongkong and Shanghai Banking Corporation Overdraft in Current Account at interest rate at 1.5% over 3 months SIBOR per annum	629,293	-
	$6,903,751	$9,529,880

B.	LONG-TERM BANK LOANS

	September 30, 2010	December 31, 2009

Automobile capital lease obligation (hire purchase),amount due after one year, last installment due November 9, 2012	51,386	109,239
	$51,386	$109,239

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
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

The Convertible Bonds Payable, net consists of the following:
	September 30, 2010	December 31, 2009

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,305,938)	(3,305,938)
Less: Interest discount – Beneficial conversion feature	(1,882,404)	(1,882,404)
Less: Bond discount	(760,069)	(760,069)
Accretion of interest discount	5,637,367	2,512,572

Net	$27,688,956	$24,564,161

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
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

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

As of September 30, 2010, the Company did not pay fully make the payments scheduled under the waivers and was negotiating with the Bondholders for extension of the date of the scheduled payments.  The Company was communicating with the Bondholders for the extension for the payment and adjustment of the conversion price under the terms of the Waiver Agreement. By the date of this report, the Bondholders did not make the request of payment and adjustment of the conversion price.

If the Company is unable to successfully to obtain an extension for the payment dates, then all rights of the holders of the Bonds and 2008 Warrants waived under the Waiver to or to be waived under the Waiver, shall not be waived and will be reinstated, and any previous waivers will be null and void.  In such case, appropriate adjustments will be made to the conversion prices of the Bonds and the exercise price of the 2008 Warrants and an event of default under the terms and conditions of the trust deed governing the 2008 Bonds shall exist, making the 2008 Bonds immediately due and payable.

Since the Company was unable to comply with the payment terms of the Waiver and unless the Company is able to successfully negotiate an extension of the scheduled payment dates, the issuance of the Shares could result in an adjustment of the conversion price of the Bonds and the 2008 Warrants pursuant to the governing Trust Deeds and warrant agreement, respectively, which could result in substantial dilution to the Company's shareholders. The 2007 Bonds are currently convertible at a per share price of $2.45 per share and the 2008 Bonds and 2008 Warrants are convertible and exercisable, respectively, at $6.35 per share.  If the Company is not able to obtain an extension for payment under the terms of the Waiver Agreement, an adjustment to the conversion and exercise prices could be adjustable downward to the value of the assets that the Company received for the issuance of the Shares, as calculated in accordance with the provisions of the Trust Deeds and the warrant agreement.

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

10.	CONTRACT REVENUES EARNED

The contract revenues earned for the three-month and nine-month periods ended September 30, 2010 and 2009 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Billed	$1,506,302	$16,670,961	$17,919,264	$60,073,588
Unbilled	2,936,193	8,887,113	3,703,771	32,426,524

	$4,442,495	$25,558,074	$21,623,035	$92,500,112

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

Income before taxes and the provision for taxes for the periods ended September 30, 2010 and 2009 consists of the following:

	September 30,
	2010	2009
Continuing income/(Loss) before taxes:
U.S.	$(9,739,149)	$(6,524,776)
Singapore	(8,055)	705,472
China	(8,516,335)	(2,203,355)
Australia	(10,185)	(13,578)
Hong Kong	2,680,316	(3,924,345)
Dubai	9,633	9,032,158
Macau	(2,278)	(58,102)
Total continuing income before taxes	(15,586,053)	(2,986,526)

Provision for taxes expense/(benefit):
Current:
U.S. Federal	-	-
U.S. State	9,575	-
		-

Deferred:
U.S. Federal	-
Hong Kong	-	-
Currency Effect		-

Total provision for taxes	9,575

Effective tax rate	-0.06%	0.00%

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Deferred tax assets
Net operating loss	$112,988	$113,033
	112,988	113,033

Valuation allowance	-	-
Total deferred tax assets	112,988	113,033
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	112,988	113,033
Reported as:
Current deferred tax assets	112,988	113,033
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$112,988	$113,033

Current deferred tax assets represents net operating loss of a subsidiary Techwell Engineering Limited in Hong Kong. The losses can be carried forward to set-off future assessable profits in Hong Kong without expiry date. The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the periods ended September 30, 2010 and 2009 is shown in the following table:

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

	2010	2009
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-9.00%	-9.00%
Accruals in foreign jurisdictions	-0.06%	-0.00%
Tax Holiday	-25.00%	-25.00%
	-0.06%	0.00%

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax (see tax rates discussed above) before tax for the periods ended September 30, 2010 and 2009:-

	2010	2009
Income/(loss) before tax	(15,586,053)	(4,816,497)
Taxes at the applicable income tax rates	9,558	114,113
Miscellaneous non taxable income and non-deductible expenses	17	-
Current income tax expense	$9,575	$114,113

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

The Company leases certain administrative and production facilities from third parties. Rental expenses were $144,602 and $800,981 for the three-month periods ended and $526,267 and $2,402,943 for the nine-month periods ended September 30, 2010 and 2009, respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows:

For the 12 months ending September 30,
2011	69,666
2012	-
2013	-
2014 or after	-
$69,666

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

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

The Company intends to vigorously defend this pending lawsuit; however, no assurance can be given that the lawsuit will be resolved in the Company’s favor. Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management from its business. If the Company is unsuccessful in defending the lawsuit, it may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations. In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is still under negotiation of the settlement agreement with Mr. Ng as of September 30, 2010.

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

CHINA ARCHITECTURAL ENGINEERING, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

In July 2010, the Company met the master contractor and the master contractor agreed to arrange a further meeting to explore the possibility of settlement. No such meeting was arranged by date of this report.  The Company’s counsel in Dubai was preparing the legal documents for the claims as of September 30, 2010. On November 8, 2010 the Company issued a notice informing the master contractor that the Company would seek resolution through arbitration with 56 day waiting period for the master contractor to respond. The Company intends to commence arbitration proceedings after expiration of the 56 day waiting period in the event that no positive responses are received from the master contractor.

13.	RELATED PARTY TRANSACTIONS

The account balance with shareholders at September 30, 2010 was payables of $9,098,900, while at December 31, 2009 it was $10,080,345. The payables balance was mainly loans from the two largest shareholders, with such loans being interest-free, fee-free and has no fixed repayment schedule.

During the nine months period ended September 30, 2010, the Company purchased construction materials amounting to $3.2 million from Guangdong Canbo Electrical Co., Ltd. (Canbo), a subsidiary of the Company’s major shareholder, KGE Group Limited. Canbo is a preferred supplier of the Company as it is able to procure materials at favorable price levels due to its purchased quantities. More important, application of certain of the Company’s patented technology is preferably routed through Canbo to prevent undesired distribution of this technology. As of September 30, 2010, the Company’s payable to Canbo was $0.4 million.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

14.	SUBSEQUENT EVENTS

On October 21, 2010, the Company’s Board of Directors approved and recommended that its stockholders approve an amendment to our Certificate of Incorporation (the “Amendment”), subject to stockholder approval (i) to effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at an exchange ratio of not less than 1-for-2 and no more than 1-for-4 (the “Reverse Stock Split”) and (ii) following the reverse stock split, if implemented, to reduce the number of authorized shares of common stock from 150,000,000 to 100,000,000 at the discretion of the Board of Directors.  The Board of Directors has authorized the proposed Amendment to the Company’s Certificate of Incorporation, subject to the Board’s discretion after receipt of stockholder approval, to effect the Reverse Stock Split and to reduce the number of authorized shares of common stock.  The stockholder meeting is scheduled for December 7, 2010 (China time).  If approved by the stockholders and implemented by the Board, proportionate adjustments will be required to be made to the per share exercise price and the number of shares issuable upon the exercise or conversion of all outstanding options, warrants, convertible or exchangeable securities entitling the holders to purchase, exchange for, or convert into, shares of the Company's Common Stock.

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

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, difficulties related to integration and management of the combined operations of the Company of the company and ConnGame; entrance into the highly competitive MMORPG online game industry and difficulties in developing, testing and launching games; identification and remediation of the Company's deficiencies and weaknesses in its internal controls over financial reporting, potential claims or litigation that may result from the occurrence of restatements; ability to identify and secure debt, equity, and/or other financing required to continue the operations of the Company; ability to obtain an extension for the required Company payments under the waiver agreement and ability to maintain the conditions of the bondholder; difficulties in moving into the online gaming market; reduction or reversal of the Company's recorded revenue or profits due to "percentage of completion" method of accounting and expenses; increasing provisions for bad debt related to the Company's accounts receivable; fluctuation and unpredictability of costs related to our products and services; adverse capital and credit market conditions; fluctuation and unpredictability of costs related to the Company's products and services; expenses and costs associated with its convertible bonds, regulatory approval requirements and competitive conditions; and various other matters, many of which are beyond our control.  Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described below in this report or in the “Risk Factors” section of our 2009 annual report occur.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

International Projects

In 2008 we increased the number of international construction projects, but in 2009 the spread of the global recession and reduction in the nature and scope of international construction projects has led us to primarily focus our attention on domestic projects in China.  Dubai, Doha, Kuwait and other middle east region have been suffered a great impact markedly under the global financial crisis.  Our projects have significantly suffered as well.

Beginning in 2009, we experienced a significant decrease in the project turnover and an increase in costs and delays in customer payments.  This negative trend has continued during the first nine months of 2010. As a result, our results of operations have suffered.

We have also experienced significant difficulties with respect to our Dubai and Project, as discussed below under, "Dubai Metro Rail Project".

We do not believe that the international economy will experience a swift recovery in the near future and therefore its negative impact on construction industry still exists and will exist in the near future.  As a result, we ended the orders of the construction of international projects in 2009, and shifted the focus of our business to design and professional consulting services.  To develop projects and generate revenue, we have sought to join new projects in the position of design and project consultant and the role of material supplier.

In the past, the number and size of our international projects had been increasing, but during 2009 our management has moved to refocus our resources to projects in the mainland China.  During the second quarter of 2009, we decided to terminate our work on the project in Singapore and stop the guarantee related to the project.

Domestic Projects

During 2009, we believe that the Chinese market has fared better than most of the international markets.  With the strength of our reputation and history of notable projects in China, we have been focusing our resources and efforts in our domestic market.   We believe that we have long-standing relationships with leading Chinese and international architects, having completed high profile projects in China.  During the year 2009, we commenced certain landmark projects in China, which consisted of the Changsha Train Station, Changsha Museum, Guangzhou Science Town, and projects in Jinan and Inner Mongolia. These projects are expected to be completed in 2010. Through the third quarter of 2010, we signed the contracts for the projects of Beijing Jiangtai Business Centre, Wuhan Xinhaigeming Museum and Liuzhou Nanning Gymnasium and Natatorium. The total contract value of these projects are estimated to be approximately $18.9 million. These projects are expected to be completed in either 2010 or 2011.

We were also awarded a new contract by the Overseas Chinese Town ("OCT") Group during the third quarter 2010 for their Joy Coast project, with a total value of approximately $3.2 million. The Joy Coast project is the first large-scale, high-end integrated urban ecotourism project in China. We are responsible for implementing their design and construction of the Innovation Exhibition Center, one of the regional landmarks within Joy Coast. The structure uses the highly advanced technique of space arbitrarily curved surfaces with stainless steel plates.

Operations after Acquisition of ConnGame

As noted below, we acquired a 60% equity interest in Shanghai ConnGame Network Ltd. (“ConnGame”) on August 18, 2010.  We believe that our acquisition of ConnGame will permit us to refocus our core capabilities and facilitate our planned transformation into a high-end architectural design consultant and service provider, as we intend to leverage ConnGame’s design engines and virtual applications to broaden our service capabilities and scope of architectural collaborations.

We intend to utilize ConnGame's technology and online platform to provide technical consulting and advisory services to architects, real estate developers and governments. We believe our acquisition of ConnGame will enable us to strengthen our core architectural engineering and design abilities. We believe that our planned focus on design and construction will permit us to reduce our exposure to unpredictable operational risks that relate to construction projects, in addition to providing us with the tools to strengthen our ability to complete projects within budget limitations. We also believe that our acquisition of ConnGame and its technologies will enable us to better evaluate estimated profitable of construction projects before we enter into contracts. We believe that our technology profile will be strengthened, particularly with ConnGame’s virtual and online and graphic technologies, and that the technology and capabilities will permit us to render more animated, detailed, and interactive designs that could assist us in attaining highly desirable projects from our bidding competitors.

We believe that our acquisition will also enable us to enter China's large online game market, with ConnGame’s two to-be-released MMORPG games.  We believe that the online game industry and its related business model will be a growing market in China.  We will seek to divide our business services into the following:

•	Construction consulting—We intend to continue to conduct our construction consultancy services within China.

•
Construction  design services—We believe that we will be able to utilize the technical skills and expertise of ConnGame to provide unique consulting services for the design and fabrication projects globally, with such services to include real-time and interactive capabilities.

•
Online Games—ConnGame expects to launch its first game “The Warring State” in Q1 2011 and its second game “Revolution” in Q3 2011, subject to successful testing. “The Warring State” has undergone its fourth closed beta testing in early November 2010 with satisfactory results.

•
Network Gaming and Home Decoration—We intend to develop a platform to provide services on home decoration through an interactive style, develop online games to provide to architects, other professionals, and individual consumers the ability to design and interact with other users.

ConnGame

Overview

ConnGame, a company formed under the laws of the People’s Republic of China, develops MMORPG (Massively Multiplayer Online Role Playing Game) for operation in China.  While utilizing its game engines, scalable development platforms, and production teams, ConnGame focuses on self-developed MMORPGs game titles that are based on China's iconic characters and nostalgic epochs.

ConnGame owns two self-developed game engines, "Turbo" and "Apocalypse".  ConnGame's online game-engines were created and developed independently by its research and development team.  Apocalypse provides a solution for development of MMORPG games and can be applied to game content development and enhancement of the standardization process.  The Turbo engine tool set is designed to facilitate the development of three dimensional MMORPG games, in conjunction with development of online role-playing games.  Turbo encompasses all parts of the client programming, including management of server and client-side resources.

Warring State Online is developed based on the Turbo engine.  We completed numerous closed beta tests for our first planned MMORPG game entitled "Warring State", a realistic MMORPG based on China's iconic characters and nostalgic epochs, featuring recreations of historically popular heroes and warlords set in dramatic backdrops and varied according to the four seasons. ConnGame conducted the fourth closed beta testing of Warring State in November 2010. During testing, thousands of players explored the game for three days to test their experience and performance of the game. The beta testing was viewed by our management as successful and management expects that, after one to two additional closed beta testing, "Warring State Online" could be launched to the marketing. It is anticipated that the open beta would occur in the first quarter of 2011.

During the third quarter of 2010, ConnGame completed a contract with the China Ministry of Public Security for development of a Safe Driving Game project based on its proprietary "Apocalypse" game engine. The Company has recognized revenues of approximately $0.2 million from this project during the period.

ConnGame is a start-up, development-stage company and has not yet generated or realized material revenues from its business operations.  We expect to incur significant expenses from ConnGame's operations primarily due to its continued research and development activities, the operations and marketing of its products.  Operations expenses related to ConnGame's operations for the nine months ended September 30, 2010 totaled approximately $2.8  million, with a substantial majority of this amount relating to research and development expenses.  ConnGame anticipates that during the next 12 months, it will incur additional expenses towards the operations and marketing of the products.

ConnGame anticipates that initial revenue, if any, from its MMORPG games will likely be generated through subscription fees paid by players of its MMORPG games and software licensing to third-party companies.  The revenue model of ConnGame’s MMORPG business is based on the item-based revenue model, meaning game players can play our games for free, but may choose to pay for virtual items, which are non-physical items that game players can purchase and use within an MMORPG.  Such items include gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks, all designed to enhance the game-playing experience. ConnGame intends to sell prepaid game cards to a range of regional distributors throughout China, who in turn sub-distribute them to numerous retail outlets, including Internet cafés and various Websites, newsstands, software stores, book stores and retail stores. ConnGame also intends to directly sell game points to players through our online sales platform. ConnGame’s ability to generate revenue and attain profitability depends upon its ability to develop quality products and the acceptance and popularity of its products by the end consumer.

ConnGame plans to continue to improve its product quality through a various testing series to attain player feedback. If feedback of players indicates consumer desire for further improvement to game content and quality, it will take additional development efforts and the cost of research and development will increase, in addition to lengthening the time for ConnGame to generate revenue.

Acquisition of 60% Interest in ConnGame

In December 2009, we and First Jet Investments Limited (“First Jet”) entered into a letter of intent for the acquisition (“Letter of Intent”) that set forth the principal terms under which we would issue up to 25,000,000 shares of our common stock to First Jet to acquire 60% of the equity interest of ConnGame.  In January 2010, our board of directors and stockholders approved our acquisition of a 60% equity interest in ConnGame. On August 11, 2010, we entered into a stock purchase agreement (“Agreement”) with First Jet, New Crown Technology Limited, a wholly owned subsidiary of First Jet and the holder of 100% of the equity interests of ConnGame (“New Crown”), and Mr. Jun Tang, the principal of First Jet and New Crown.  Pursuant to the Agreement, we agreed to issue First Jet 25,000,000 shares of our common stock, $0.001 par value per share, in exchange for 60% of the equity interest of New Crown on the date of closing of the acquisition. The acquisition was completed on August 18, 2010.

Effective upon the closing of the acquisition, our Board of Directors appointed Mr. Jun Tang as a member and Chairman of the Board of Directors.   Immediately prior to the effective time of Mr. Jun Tang’s appointment, Luo Ken Yi resigned as the Chairman of the Board of Directors but remains as a member of the Board.  In addition, Mr. Tang Nianzhong resigned as a member of the Board of Directors to ensure that our company has a majority of independent directors on the Board in compliance with Nasdaq continued listing standards. In addition, on September 12, 2010, in relation to the acquisition of ConnGame, the following resignations and appointments occurred:

•	Luo Ken Yi resigned as the Chief Executive Officer and Mr. Luo maintained his position as President of the Company and a member of the Board of Directors of the Company (the “Board”),
•	Gene Michael Bennett resigned as the Company’s Chief Financial Officer,
•	Zheng Jin Feng and Zhao Bao Jiang each resigned as a director,
•	Wing Lun (Alan) Leung was appointed as the Chief Executive Officer and a director of the Company,
•	Qin (Andy) Lu was appointed as the Acting Chief Financial Officer and Corporate Secretary,
•	Ping Xu was appointed as an independent director and as a member of the Audit Committee and Nominating and Corporate Governance Committee, and
•	Shibin Jo was appointed as an independent director and as a member of the Compensation committee and a member and chairman of the Nominating and Corporate Governance Committee, and
•	Chen Huang was appointed as an independent director and as a member of the Audit Committee.

In connection with Mr. Leung’s appointment as Chief Executive Officer, we and Mr. Leung entered into a three-year employment agreement pursuant to which Mr. Leung will receive an annual base salary of $150,000.

Wavier Agreement

On February 24, 2010, we entered into an Amendment and Waiver Agreement (the “Waiver Agreement”) with the holders of our outstanding Variable Rate Convertible Bonds due 2012 (the “2007 Bonds”) and 12% Convertible Bonds due 2011 (the “2008 Bonds,” and collectively with the 2007 Bonds, the “Bonds”) and warrants to purchase 300,000 shares of our common stock expiring 2013 (the “2008 Warrants”).  Pursuant to the Waiver Agreement, the holders of the Bonds and the 2008 Warrants agreed to waive their right to a reduction in the conversion price of the Bonds and the exercise price of the 2008 Warrants upon our anticipated issuance of up to 25,000,000 shares for the acquisition of a 60% ownership interest in ConnGame.  Additionally, the holders of the 2008 Bonds agreed to waive any default under the terms and conditions of the trust deed governing the 2008 Bonds relating to the requirement that KGE Group Limited, our largest shareholder, own at least 45% of our issued and outstanding common stock.  The waiver had a term of three months and expired on May 24, 2010.  The parties entered into a new waiver on July 13, 2010, which has a three month term subject to the terms and conditions contained therein.  As indicated above, we closed the ConnGame acquisition during the three-month period.

The waivers contained in the Waiver Agreement are subject to numerous conditions.

•
Under the Waiver Agreement, we agreed to pay the Bondholders the interest on the Bonds in the amount of approximately $3.84 million on scheduled dates, of which we made a payment of approximately $1.26 million on March 31, 2010 and $1.32 million on April 15, 2010.  Under the terms of the waiver, we agreed that we would pay to the bondholders all outstanding interests in arrears on the Bonds, plus all other applicable interest up until the payment date, within 30 days after the closing of the issuance of the shares to acquire ConnGame, but which in any event, would not be later than September 30, 2010.

•
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

•
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

As of September 30, 2010, we did not pay fully make the payments required under the Waiver and we were negotiating with the Bondholders for extension of the scheduled payments dates.

If we are unable to successfully to obtain an extension for the payment dates, then all rights of the holders of the Bonds and 2008 Warrants waived under the Waiver to or to be waived under the Waiver, shall not be waived and will be reinstated, and any previous waivers will be null and void.  In such case, appropriate adjustments will be made to the conversion prices of the Bonds and the exercise price of the 2008 Warrants and an event of default under the terms and conditions of the trust deed governing the 2008 Bonds shall exist, making the 2008 Bonds immediately due and payable.

Since we were unable to comply with the payment terms of the Waiver and unless we are able to successfully negotiate an extension of the scheduled payment dates, the issuance of the Shares could result in an adjustment of the conversion price of the Bonds and the 2008 Warrants pursuant to the governing Trust Deeds and warrant agreement, respectively, which could result in substantial dilution to our shareholders.  The 2007 Bonds are currently convertible at a per share price of $2.45 per share and the 2008 Bonds and 2008 Warrants are convertible and exercisable, respectively, at $6.35 per share.  If we are not able to obtain an extension for payment under the terms of the Waiver Agreement, an adjustment to the conversion and exercise prices could be adjustable downward to the value of the assets that we received for the issuance of the Shares, as calculated in accordance with the provisions of the Trust Deeds and the warrant agreement.

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

One of the primarily reasons that the aging of Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009.  The underlying receivable as of September 30, 2010 from the Dubai projects was approximately $42.1 million, which represented 47% of the total contract receivables as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment.  The Company currently expects that there will be progress and payments will be received as early as the fourth quarter of 2010.  However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable.  For receivables related to the Dubai Project, the client delayed payment to us since April 2009 by refusing to issue the Certificates for Value of Work Done.  No Certificates have been issued since April 2009.  The Certificates are pre-requisites to proceed with payment to the Company. The client paid for all work for Certificates for Value of Work Done issued in or before April 2009.  Such payments were made prior to December 31, 2009.  As a result, no account receivables at September 30, 2010 represent work for the above-referenced Certificates issued in or before April 2009. The receivables as of September 30, 2010 were recognized in accordance with the Percentage of Completion Method and based on the claim consultant’s report on the estimated final value of work done that the Company completed as of September 30, 2010.

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

In July 2010, the Company met the master contractor and the master contractor agreed to arrange a further meeting to explore the possibility of settlement. No such meeting was arranged by date of this report.  The Company’s counsel in Dubai was preparing the legal documents for the claims as of September 30, 2010. On November 8, 2010 the Company issued a notice informing the master contractor that the Company would seek resolution through arbitration with 56 day waiting period for the master contractor to respond. The Company intends to commence arbitration proceedings after expiration of the 56 day waiting period in the event that no positive responses are received from the master contractor.

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

In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is still under negotiation of the settlement agreement with Mr. Ng as of September 30, 2010.

Proposed Reverse Stock Split and Decrease of Authorized Shares

On October 21, 2010, our Board of Directors approved and recommended that our stockholders approve an amendment to our Certificate of Incorporation (the “Amendment”), subject to stockholder approval (i) to effect a reverse stock split of all issued and outstanding shares of our common stock at an exchange ratio of not less than 1-for-2 and no more than 1-for-4 (the “Reverse Stock Split”) and (ii) following the reverse stock split, if implemented, to reduce the number of authorized shares of common stock from 150,000,000 to 100,000,000 at the discretion of the Board of Directors.  The Board of Directors has authorized the proposed Amendment to our Certificate of Incorporation, subject to the Board’s discretion after receipt of stockholder approval, to effect the Reverse Stock Split and to reduce the number of authorized shares of common stock.  The stockholder meeting is scheduled for December 7, 2010 (China time).  If approved by our stockholders and implemented by the Board, proportionate adjustments will be required to be made to the per share exercise price and the number of shares issuable upon the exercise or conversion of all outstanding options, warrants, convertible or exchangeable securities entitling the holders to purchase, exchange for, or convert into, shares of our Common Stock.

Results of Operations

The following table sets forth statements of operations for the three and nine months ended September 30, 2010 and 2009 in U.S. dollars (unaudited):

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except for share and per share amounts)
Contract revenues earned
	$4,442	$25,558	$21,623	$92,500
Cost of contract revenues earned	(5,452)	(25,083)	(20,735)	(73,892)

Gross profit / (loss)	$(1,010)	$475	$888	$18,608

Selling, general and administrative expenses	(5,610)	(5,549)	(11,678)	(17,620)

Income / (loss) from operations	$(6,620)	$5,074	$(10,790)	$988

Interest income	4	5	9	55

Interest expenses	(1,779)	(1,741)	(5,273)	(4,525)

Other expenses	(351)	-	(360)	-

Other income	4	335	828	496

Loss before taxation on continuing operations	$(8,742)	$(6,475)	$(15,586)	$(2,986)
Income tax	-	(114)	(9)	(114)
Discontinued operation loss, net of tax	-	1,830	-	1,830
Net loss including non-controlling interests	(8,742)	(8,419)	(15,595)	(4,930)

Loss attributable to non-controlling interests	256	38	259	36

Net loss attributable to the Company	$(8,486)	$(8,381)	$(15,336)	$(4,894)

Loss per share:
Basic	$(0.13)	$(0.16)	$(0.26)	$(0.09)
Diluted	$(0.13)	$(0.16)	$(0.26)	$(0.09)

Weighted average shares outstanding:
Basic	66,970,061	53,256,874	58,969,374	53,256,874
Diluted	66,970,061	53,256,874	58,969,374	53,256,874

Three Months Ended September 30, 2010 and 2009

Contract revenues earned for the three months ended September 30, 2010 were $4.4 million, a decrease of $21.2 million, or 83%, from the contract revenues earned of $25.6 million for the comparable period in 2009. The primary reasons for the decrease in contract revenues earned was due to the decline in the global economy and construction industry and the resulting negative effects on our business operations, in addition to few new projects for our company in 2010 after our completion of international projects in 2009 such as the Dubai Metro Red Line and Doha High Rise Office Tower.  We believe our cessation of international projects contributed significantly to the decline in our revenue, as approximately 61% of our annual revenue came from international projects in 2009, while only 3 % of our annual revenue came from international projects in the first three quarters of 2010.  Of our total contract revenues earned, approximately $0.2 million was generated from operations through ConnGame.

Cost of contract revenues earned for the three months ended September 30, 2010 was $5.5 million, a decrease of $19.6 million, or 78%, from $25.1 million for the comparable period in 2009. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing.  The decrease in costs of contract revenues earned was primarily due to a reduction in the number of projects and thus, a decrease in the revenues earned, as stated above.  Provisions for estimated losses on uncompleted contracts are charged to cost of contract revenues earned in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Cost of revenues related to our MMORPG gaming operations were approximately $0.5 million since acquisition.

Gross loss for the three months ended September 30, 2010 was $1.0 million, a decrease in profit of $1.5 million, or 300%, from $0.5 million for the comparable period of 2009. Our gross margin for the three months ended September 30, 2010 was -23 % as compared with 2% for the three months ended September 30, 2009. The decrease in gross margin was primarily a result of increases in raw material, labor and administrative costs in our domestic market of China including effects of recent RMB appreciation, as well as adjustments made in accordance to the percentage-completion method for accounting of projects revenue. Such adjustments were made as a result of increases in the projects’ estimated costs, which reduced the projects’ estimated profits and the revenues.

Selling, general and administrative expenses were $5.6 million for the three months ended September 30, 2010, a decrease of approximately $0.1 million, or 2%, from approximately $5.5 million for the comparable period in 2009. The change was due to combination of the decrease was due to decrease in revenue earned and the $3.2 million bad debts expenses for PRC projects.  Among the selling, general and administrative expenses and after the bad debts expenses, payroll and social securities was the second largest expenditure of the group, which accounted for approximately 33 % of the expense. Other major expenses included rental expenses 3% and depreciation expenses 5%.

Interest expenses and finance expenses were $1.8 million for the three months ended September 30, 2010, an increase of $0.1 million, from approximately $1.7 million for the comparable period in 2009. The expenses mainly represented interests on the convertible bonds. The increase was primarily due to the additional interest expense related to borrowing by short-term bank loans.

Income tax expenses were both $nil for the three months ended September 30, 2010 as compared to $114,000 for the comparable period of 2009.  The primary reason was losses incurred by the operations of the Company as still suffering from the effects of the recent international financial crises.

Net loss for the three months ended September 30, 2010 was $8.7 million, an increase in income of $0.3 million, or 4%, from net loss of $8.4 million for the comparable period in 2009 mainly due to the decrease in contract revenues earned.

Nine months Ended September 30, 2010 and 2009

Contract revenues earned for the nine months ended September 30, 2010 were $21.6 million, a decrease of $70.9 million, or 77%, from the contract revenues earned of $92.5 million for the comparable period in 2009. The primary reasons for the decrease in contract revenues earned are the same as those stated for the decrease in revenues in the three months ended September 30, 2010. Of our total contract revenues earned, approximately $0.2 million was generated from operations through ConnGame.

Cost of contract revenues earned for the nine months ended September 30, 2010 was $20.8 million, a decrease of $53.1 million, or 72%, from $73.9 million for the comparable period in 2009. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The decrease in costs of contract revenues earned was primarily due to a reduction in the number of projects and thus, a decrease in the revenues earned. Cost of revenues related to our MMORPG gaming operations were approximately $0.5 million since acquisition

Provisions for estimated losses on uncompleted contracts are charged to cost of contract revenues earned in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

Gross profit for the nine months ended September 30, 2010 was $0.9 million, a decrease of $17.7 million, or 95%, from $18.6 million for the comparable period of 2009. Our gross margin for the nine months ended September 30, 2010 was 4% as compared with 20% for the nine months ended September 30, 2009. The decrease in gross margin was primarily a result of increases in raw material, labor and administrative costs in our domestic market of China including effects of recent RMB appreciation as well as the adjustments in accordance to the percentage-completion method for accounting of projects revenue. Such adjustments were made as a result of increases in the projects’ estimated costs, which reduced the projects’ estimated profits and the revenues.

Selling, general and administrative expenses were $11.7 million for the nine months ended September 30, 2010, a decrease of approximately $6.0  million, or 34%, from approximately $17.6 million for the comparable period in 2009. The decrease was due to decrease in revenue in earned.  Among the selling, general and administrative expenses which included $2.0 million stock compensation granted and $3.4 million bad debts expenses, payroll and social securities was the largest expenditure of the group, which accounted for approximately 64 % of the expenses during the first nine months of 2010. Other major expenses included rental expenses 5% and depreciation expenses 5%.

Interest expenses and finance expenses were $5.3 million for the nine months ended September 30, 2010, an increase of $0.8 million, from approximately $4.5 million for the comparable period in 2009.  The increase was primarily due to the additional interest expense in the first nine months of 2010 related to borrowing by short-term bank loans.

Income tax expenses were $9,575 for the nine months ended September 30, 2010 at an effective tax rate of -0.06%, compared with $114,000 in taxes for the same period of 2009 at an effective tax rate of -3.8%.  The primary reason was losses incurred by the operations of the Company as still suffering from the effects of the recent international financial crises.

Net loss for the nine months ended September 30, 2010 was $15.6 million, a increase in income of $10.7 million, or 218%, from net loss of  $4.9 million for the comparable period in 2009.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $3.0 million.

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

On July 13, 2010, we entered into the Waiver Agreement with the holders of our 2007 Bonds and 2008 Bonds and 2008 Warrants.  Under the Waiver Agreement, we agreed to pay the Bondholders the interest on the Bonds in the amount of approximately $3.84 million on scheduled dates, of which we made a payment of approximately $1.26 million on March 31, 2010 and $1.32 million on April 15, 2010.  Under the terms of the waiver, we agreed that we would pay to the bondholders all outstanding interests in arrears on the Bonds, plus all other applicable interest up until the payment date, within 30 days after the closing of the issuance of the shares to acquire ConnGame, but which in any event, would not be later than September 30, 2010. We also agreed to repay an overdraft facility in the amount of approximately $4.91 million on three scheduled dates.  We made payment of approximately one-half of this amount and agreed to pay all unsettled amounts, which include all outstanding principal and interest amounts, within 30 days after the closing of the issuance of the Shares, but which in any event, would not be later than September 30, 2010. We also agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments specified in the Waiver and the Bonds have been redeemed in full and that any new indebtedness incurred by us for the purpose of repaying the overdraft facility shall (i) not exceed the outstanding amount due and payable under the overdraft facility and (ii) be subordinated to all amount owed under the Bonds.  The closing of the ConnGame acquisition was not completed on August 18, 2010.

As of September 30, 2010, the Company did not pay make the required payments scheduled under the waivers and was negotiating with the Bondholders for extension of the date of the scheduled payments. If we are required to repurchase all or a portion of the outstanding amount of $28.0 million in bonds and we do not have sufficient cash to make the repurchase, we will be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price.

Full Art International Limited incurred an automobile capital lease obligation due November 9, 2012 that had an outstanding amount of $128,465 as of September 30, 2010.

On February 19, 2008, we and Techwell Engineering Limited were granted a bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000, which is also the total amount of cash collateral for the facility. All cash collateral was then fully used to off-set a portion of the calling of the bonds for projects in Dubai by the beneficiary. As of September 30, 2010, the facility was converted into the temporary loan of $4,544,688 resulted from the calling of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%.

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among China Architectural Engineering, Inc., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000 that increased the total amount of cash collateral to $3,000,000. In September 2009, $2,818,440 of the cash collateral was used to off-set of the calling of the bonds for projects in Dubai by the beneficiary. As of September 30, 2010, the facility amount was reduced to $910,000 and was fully utilized.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978).  On September 30, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Open Account Financing and Overdraft in Current Account up to RMB16,800,000.  ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued and Open Account Financing.  As of September 30, 2010, Zhuhai KGE utilized RMB nil (US$nil million) of Bank Accepted Draft and RMB16,094,080 (US$2,363,787) of Overdraft in Current Account.

In September 2009, the beneficiary of a performance bond and advance payment bonds for the projects in Dubai demanded the drawing of approximately $9.4 million in total from the two issuing banks, ABN AMRO Bank NV and HSBC. The calling of the bonds was based on the beneficiary’s belief that it had paid in excess of the construction work performed. We do not believe that the beneficiary had the proper basis for calling the bonds and intend to vigorously defend all of their rights and remedies related to the dispute. As of September 30, 2010, after an offset against collateral accounts that we held with the banks, there was approximately  $4.5 million in a shortfall amount due to ABN AMRO Bank NV by us that was not paid off.  Such amount is currently outstanding as the temporary loan from the bank at the interest rate at the bank’s cost of funds plus 6%.

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

We experienced revenue of $21.6 million for the nine months ended September 30, 2010 compared to revenue of $92.5 million for the same period in 2009. Construction contract related receivables, including contract receivables and costs and earnings in excess of billings as of September 30, 2010 were $87.9 million, a decrease of $20.8 million from construction related receivables of $108.7 million as of September 30, 2009. The decrease was a result of the reduction in projects revenue.

The collection period typically runs from two months to one year, the long aging of receivables reflects the long collection period.  In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders.

Among the $87.4 million contract receivables as of September 30, 2010, $14.0 million (16.0%) was outstanding over 365 days and $13.6 million (15.6%) over 730 days, in total of $27.6 million which including $10.6 million (12.1%) million of retention money which would only be settled after the retention periods of two or three years. The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate.  The Company notes that its account receivables that are 365 and 720 days old are primarily related to the Company’s PRC operations, and the payment cycle in the PRC commonly entails a receivable being outstanding for over one to two years before collection.  Such situations are particularly common in the construction market and with the clients from government. Since the Company’s older outstanding receivables are mainly of government projects, the final accounts and payments are required to be processed through a lengthy bureaucratic process in the PRC government.

Based on the foregoing, and despite the receivables being outstanding from 365 to 720 days, the Company considers them to be realizable because the Company believes that there is a remote chance that the PRC Government will go into bankruptcy or otherwise refuse to make payment on the receivables. In addition, the Company has the policy of conducting a comprehensive review the aging of account receivables on a regular basis every three months.  Furthermore, the Company has a designated staff member from one of its PRC subsidiaries to remain in constant communication with the Company’s various departments regarding PRC receivables collection status, and allowances for doubtful accounts is made, as necessary, based on the collection status updates. As of September 30, 2010, the contract receivables under aging of 121 to 365 days amounted to $55.1 (63%) million including the receivables of the projects in Dubai which were recognized at the end of the year at $42.1 (48.2%) million.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We effected a direct write off of $7.1 million provisions to the account receivables during the nine months ended September 30, 2010.  We recorded additional provision for doubtful accounts of $3.4 million in the nine months ended September 30, 2010.  As of September 30, 2010, our provision for doubtful accounts was $2.9 million, which was 3.2% of our gross construction contract related receivables of $90.8 million. We believed our current reserve for doubtful accounts is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

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

We have also funded our operations through loans made to us by our two largest shareholders. All of these loans are interest-free, fee-free and have no fixed repayment schedule. As of September 30, 2010, the balance of these loans was approximately $9.1 million, as compared to $10.1 million as of December 31, 2009.

At September 30, 2010, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

Net cash provided by operating activities for the nine months ended September 30, 2010 was approximately $5.6 million, as compared to $11.2 million net cash used in the same period in 2009. The change was primarily due to differences in changes in receivables $6.8 million, other assets $6.3 million and stock compensation expenses $2.0 million.

 Net cash used in investing activities was approximately $15.2 million for the nine months ended September 30, 2010 compared to approximately $7.5 million net cash provided for the nine months ended September 30, 2009. The change was mainly a result of the difference in change in restricted cash $ 5.5 million and the acquisition of goodwill in 2010.

Net cash used in financing activities was $3.7 million for the nine months ended September 30, 2010 compared to $2.9 million provided by for the nine months ended September 30, 2009. The change was primarily due to difference in changes of shareholders loan $4.7 million and notes payables $10.2 million.

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

5.
In September 2009, we hired a new Vice President of Finance who was later appointed as our Acting Chief Financial Officer in November 2009.  This person served as the sensible financial officer of our company until his resignation in September 2010.

6.
In December 2009, our then-Acting Chief Financial Officer lead an extensive review of the controls and procedures of our company and developed a detailed remediation and implementation plan for Sarbanes-Oxley Act of 2002 Section 404 compliance to be carried out starting in 2010.

7.
The remediation and implementation plan is being carried out which including the drafting up of the details internal control documents for SOX compliance. With the additions of new subsidiaries in the third quarter of 2010, the company currently is considering to further develop the internal controls and procedures in responses to the new group structure.

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

7.
In September 2009, we hired a new Vice President of Finance who was later appointed as our Acting Chief Financial Officer in November 2009, who served as our principal financial officer until his resignation in September 2010.

8.
In December 2009, our Acting Chief Financial Officer lead an extensive review of the controls and procedures of our company and developed a detailed remediation and implementation plan for Sarbanes-Oxley Act of 2002 Section 404 compliance to be carried out starting in 2010, which includes the internal control for Techwell. With the additions of new subsidiaries in the third quarter of  2010, the company currently is considering to further develop the internal controls and procedures in responses to the new group structure.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The changes include our acquisition of ConnGame in August 2010, the related appointment of a new Chief Executive Officer and Acting Chief Financial Officer, and such other actions as described above under “Remediation Efforts.”

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

RISKS RELATED TO OUR ACQUISITION OF CONNGAME

The interactive entertainment industry is highly competitive and it will be difficult to obtain market share.

We expect to compete with other interactive entertainment gaming publishers. Those competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have.  Most of these competitors will have the ability to spend more money and time on developing and testing products, undertake more extensive marketing campaigns, and adopt more aggressive pricing policies than we do.   Competition in the interactive entertainment industry is intense and we expect new competitors to continue to emerge, which will make it difficult for us to succeed in the industry.

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

Although we expect that the acquisition will result in benefits to us, we may not realize those benefits because of integration difficulties and other challenges.

The success of the acquisition of ConnGame will be dependent in large part on the success of our management in integrating the operations, technologies and personnel of the two companies. Our failure to meet the challenges involved in successfully completing the integration of the operations of ConnGame or to otherwise realize any of the anticipated benefits of the acquisition, including additional revenue opportunities, could impair our results of operations.  The challenges may be particularly difficult for our company because we have never been engaged in the MMORPG industry prior to the acquisition.

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

We may not successfully complete the integration of our operations and ConnGame in a timely manner and we may not realize the anticipated benefits of the acquisition of ConnGame to the extent, or in the timeframe, anticipated. Anticipated benefits assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits may not be achieved.

Our shareholders suffered immediate and substantial dilution.

Because we issued 25,000,000 shares of our common stock as consideration in the Acquisition, our shareholders suffered immediate dilution.  Following the issuance of the Shares, holders of our outstanding common stock prior to such issuance owned approximately 68.8% of our outstanding common stock after the Stock Issuance.

If we do not increase our per-share stock trading price, the Nasdaq Stock Market may delist our securities, which could limit investors’ ability to trade in our securities.

Nasdaq Listing Rule 5550(a)(2) (the “Rule”) requires that our common stock maintain a minimum bid price of $1.00 per share for 30 consecutive business days.  As of November 18, 2010, our stock price closed at $0.70.  If we do not meet the requirement, our securities may become subject to delisting.  If our common stock is delisted by Nasdaq, the trading market for our common stock would likely be adversely affected, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock.

FirstJet became our largest shareholder and the interests of First Jet may conflict with the interests of our other shareholders.

As a result of the issuance of 25,000,000 shares to First Jet, it became our largest shareholder it has the ability to strongly influence the nominations of our board of directors and determination of the outcome of certain matters submitted to our stockholders, such as the approval of significant transactions. As a result, actions that may be supported by a majority of other stockholders may be blocked by First Jet.

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

Our acquisition of ConnGame may be subject to adverse tax consequences, including but not limited to the uncertainty under Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer (“Circular 698”) released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

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

Our inability to comply with the terms of the Waiver, including payments required to be made by us, the waiver of the adjustment rights may become voided and the conversion and exercise prices of the bonds and warrants may adjust down, resulting in substantial dilution to our securities and immediate repayment of the Bonds.

One of the conditions to the Acquisition was that we obtain a waiver from our bondholders related to their rights to have the conversion and exercise price of the Bonds and 2008 Warrants, respectively, adjusted downward as a result of ours issuance of the 25,000,000 Shares.  We obtained the Waiver on February 24, 2010.  The Waiver had a three month term from the execution date, and therefore expired on May 24, 2010.  The parties entered into a new waiver on July 13, 2010, which has a three month term subject to the terms and conditions contained therein.   We close the transaction within the three-month period.  We have failed to make certain payments specified in the Waiver and are currently negotiating with the bondholders to amend the Waiver.  If we are not able to reach an agreement with the bondholders, all rights of the holders of the Bonds and 2008 Warrants waived under the Waiver to or to be waived under the Waiver, shall not be waived and will be reinstated, and any previous waivers will be null and void.

There are restrictive covenants in the Waiver relating to our ability to incur future indebtedness.

Pursuant to the Waiver, we agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments required by the Waiver and the Bonds have been redeemed in full.  Additionally, we agreed that any new indebtedness incurred by us for the purpose of repaying the amounts owed to the Overdraft Lender under the overdraft facility letter (i) will not exceed the amounts due under the facility and (ii) will be subordinated to all amounts owed under the Bonds.  Therefore, only after we make all of the required payments pursuant to the Waiver, will we be able to incur additional debt, including secured indebtedness or indebtedness by, or other obligations of, our subsidiaries to which the Bonds would be structurally subordinate. A higher level of indebtedness increases the risk that we may default on our indebtedness. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our indebtedness or that future working capital, borrowings or equity financing will be available to pay or refinance such indebtedness.

Integrating and maintaining internal controls for the combined business may strain our resources and divert management's attention. If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Prior to the consummation of the acquisition, ConnGame was not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of any stock exchange. As a subsidiary of ours, ConnGame is subject to such rules and regulations. As described in Item 4— Controls and Procedures, it was determined that our controls and procedures were not effective as of September 30, 2010. In addition, we have historically had difficulties in establishing effective internal controls on past acquisitions, namely Techwell. Integrating and maintaining appropriate internal controls and procedures for the combined business will require specific compliance training of certain officers and employees, will entail substantial costs in order to modify existing accounting systems, and will take a significant period of time to complete. We may not be able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, or that our internal controls are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

RISKS RELATED TO OUR OPERATIONS

Almost one-half of our contracts receivables are attributable to a Dubai project for which we may never be paid.

One of the primarily reasons that the aging of Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009.  The underlying receivable as of September 30, 2010 from the Dubai projects was approximately $42.1 million, which represented 47% of the total contract receivables as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment.  The Company currently expects that there will be progress and payments will be received as early as the fourth quarter of 2010.  However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable.  If we are not able to collect the receivable, our results of operations and financial condition will be materially adversely impacted.  See “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION—Dubai Metro Rail Project”  in this report for more information.

The restatement of certain of our historical consolidated financial statements may have an adverse effect on us.

In May 2010, our management concluded that our consolidated audited financial statements for the years ended December 31, 2009, 2008 and 2007 and our consolidated unaudited interim financial statements for the periods ended September 30, 2007, September 30, 2007, March 31, 2008 and September 30, 2008 needed to be restated and should not be relied upon.  For a more detailed discussion of the restatements, amendments and their underlying circumstances, please refer to the Explanatory Note at the beginning of our Annual Report on Form 10-K/A for the year ended December 31, 2009 (the “Amended 2008 Form 10-K”) and Note 1 of the Notes to the consolidated financial statements included in the Amended 2009 Form 10-K.  As a result of the restatements, the Company may become subject to a number of significant risks, which could have an adverse effect on its business, financial condition and results of operations, including potential civil litigation (including stockholder class action lawsuits and derivative claims made on behalf of the Company), and regulatory proceedings or actions, the defense of which may require significant management attention and significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

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

Because we have reporting obligations under the Exchange Act, we are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting.  A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the restatements to our financial statements referenced above, our management concluded that our system of internal control over financial reporting was not effective as of September 30, 2010, in addition to prior period end dates, which were the cause of our restatements as described above.  Although management does not anticipate making any further restatements to the financial statements for subsequent periods, management believes that our weakness in internal controls continued during such periods.  Management has identified internal control deficiencies which, in management’s judgment, represent material weaknesses in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for transactions to ensure such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report a material weakness, we might be subject to regulatory sanction and investors may lose confidence in our financial statements, which may be inaccurate if we fail to remedy such material weakness.

RISKS ASSOCIATED WITH OUR PROPOSED REVERSE STOCK SPLIT

There can be no assurance that the total market capitalization of our common stock (the aggregate value of all CAE common stock at the then market price) after the implementation of the Reverse Stock Split  will be equal to or greater than the total market capitalization before the Reverse Stock Split or that the per share market price of our common stock following the Reverse Stock Split will increase in proportion to the reduction in the number of shares of our common stock outstanding before the Reverse Stock Split.

There can be no assurance that the market price per share of our common stock after the Reverse Stock Split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the Reverse Stock Split. For example, based on the closing price of our common stock on October 21, 2010 of $0.78 per share, if the Board were to implement the Reverse Stock Split and utilize a ratio of 1-for-3, we cannot assure you that the post-split market price of our common stock would be $2.34 (that is, $0.78 × 3) per share or greater. In many cases, the market price of a company’s shares declines after a reverse stock split.

Accordingly, the total market capitalization of our common stock after the Reverse Stock Split, when and if implemented, may be lower than the total market capitalization before the Reverse Stock Split. Moreover, in the future, the market price of our common stock following the Reverse Stock Split may not exceed or remain higher than the market price prior to the Reverse Stock Split.

The Reverse Stock Split may not increase our stock price over the long-term, which may prevent us from maintaining our listing with NASDAQ.

While we expect that the Reverse Stock Split will enable our shares to qualify for listing with NASDAQ and that we will be able to continue to meet on-going quantitative and qualitative listing requirements, we cannot be sure that this will be the case. Negative financial results, adverse clinical trials developments, or market conditions could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain applicable NASDAQ listing requirements. Furthermore, in addition to its enumerated listing and maintenance standards, NASDAQ has broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to our shares.

A decline in the market price of our common stock after the Reverse Stock Split is implemented may result in a greater percentage decline than would occur in the absence of the Reverse Stock Split, and the liquidity of our common stock could be adversely affected following the Reverse Stock Split.

If the Reverse Stock Split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the Reverse Stock Split. The market price of our common stock will, however, also be based on our performance and other factors, which are unrelated to the number of shares of common stock outstanding. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the Reverse Stock Split.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          REMOVED AND RESERVED

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
21.1	List of subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

CHINA ARCHITECTURAL ENGINEERING, INC. (Registrant)

November 22, 2010	By:	/s/ Wing Lun (Alan) Leung
Wing Lun (Alan) Leung
Chief Executive Officer