Form 10-K
period 2010-12-31
China CGame, Inc.
filed 2011-04-15
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 001-33709

China CGame, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	51-05021250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Research Building, No.801 Wuzhong Road, Changzhou Science and Education Industrial Park Wujin District, Changzhou, Jiangsu, People’s Republic of China	213164
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  0086-756-8538908

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $25.4 million.

There were 20,039,825 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 14, 2011.   The registrant’s common stock is listed on the NASDAQ Global Select Market under the ticker symbol “CCGM”.

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

CHINA CGAME, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including in the documents incorporated by reference into this Annual Report on Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our and their management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our acquisition of a majority ownership interest in Shanghai ConnGame Network Co. Ltd. in August 2010;

•	Our ability to successfully complete and commercialize online games under development;

•	Our ability to compete in the highly competitive online interactive entertainment industry;

•	Our ability to incur the substantial up-front expenditures needed for development of MMORPG products requires.

•	Our ability to integrate and maintain internal controls after our acquisition of ConnGame;

•	Our dependence on government contracts and government sponsored contracts;

•	Fluctuation and unpredictability of costs related to our products and services;

•	Changes in the laws of the PRC that affect our operations;

•	Our failure to meet or timely meet contractual performance standards and schedules;

•	Adverse capital and credit market conditions;

•	Any occurrence of epidemic diseases and other cross-region infectious diseases;

•	Reduction or reversal of our recorded revenue or profits due to “percentage of completion” method of accounting;

•	Increasing provisions for bad debt related to our accounts receivable;

•	Our dependence on the steel and aluminum markets;

•	Exposure to product liability and defect claims;

•	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	Expenses and costs related to our issuance of our bonds and bond warrants;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this Annual Report on Form 10-K, including, without limitation, under the sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Business”.

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

PART I

ITEM 1.  BUSINESS

Our company, China CGame, Inc., operates through its direct and indirect wholly- and partially-owned subsidiaries, including but not limited to Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”) in Zhuhai, PRC, Full Art International, Ltd. (“Full Art”) in Hong Kong, Techwell Engineering Limited (“Techwell”) with operations in Dubai, CAE Building Systems Inc. (“CAE BS”) in United States and Shanghai ConnGame Network Ltd. (“ConnGame”) in Shanghai, PRC. We acquired ConnGame on August 18, 2010.

The terms “CCGM,” “Company,” “we,” “our” or “us” in this Annual Report refer to China CGame, Inc. and its subsidiaries, unless the context suggests otherwise.  Additionally, unless we indicate otherwise, references in this Annual Report to:

•	“China” and the “PRC” are to the People’s Republic of China, excluding, for the purposes of this Annual Report only, Taiwan and the special administrative regions of Hong Kong and Macau;
•	“RMB” and “Renminbi” are to the legal currency of China; and
•	“$,” “US$” and “U.S. dollars” are to the legal currency of the United States.

In addition, except as otherwise specified, all information in this Annual Report and all share and per share information has been adjusted to reflect a reverse stock split that was effected on December 21, 2010 pursuant to which every 4 shares of our common stock was converted into 1 share of our common stock.

Overview

CCGM (formerly CAEI), founded in 1992, has traditionally specialized in the design, engineering, fabrication and installation of high-end curtain wall systems (including glass, stone and metal curtain walls), roofing systems, steel construction systems and eco-energy saving building conservation systems and related products, for public works and commercial real estate projects throughout China, Australia, Southeast Asia, the Middle East, and the United States. We provide timely, high quality, reliable, fully integrated and cost-effective service solutions to our clients using specialized technical expertise in the design, engineering, fabrication, installation and construction of structural exterior cladding systems. We compete on the strength of our reputation, relationships with government and commercial clients, and our ability to give expression to the vision of leading architects. By focusing on innovation while outsourcing commoditized manufacturing work, we believe we are able to add artistic and technological value to projects at cost-effective price points.

Acquisition of 60% Equity Interest in ConnGame

On August 18, 2010, pursuant to a stock purchase agreement that was entered into on August 11, 2010 by and among the Company, First Jet Investments Limited (“First Jet”), New Crown Technology Limited, First Jet’s wholly-owned subsidiary (“New Crown”) and Mr. Jun Tang, the principal of First Jet and New Crown, the Company completed an acquisition of 60% of the issued and outstanding shares of New Crown, which is the holder of 100% of the equity interests of Shanghai ConnGame Network Ltd. (“ConnGame”). In exchange for the 60% equity interest of New Crown, the Company issued 6,250,000 shares of the Company’s common stock. ConnGame is a company organized under the laws of the People’s Republic of China with a registered capital of RMB 10,000,000. ConnGame is a developer and publisher of MMORPG (Massively Multiplayer Online Role Playing Game). In connection with the foregoing transaction, the Company transferred to New Crown 100% of the equity interests of China Architectural Engineering (Shenzhen) Co., Ltd., which had immaterial operations and assets at the time of transfer.

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

We believe that our acquisition will also enable us to enter China's large online game market, with ConnGame’s two to-be-released MMORPG games.  We believe that the online game industry and its related business model will be a growing market in China.  We will seek to divide our business services into the following:

•	Construction consulting —We intend to continue to conduct our construction consultancy services within China.

•
Construction design services—We believe that we will be able to utilize the technical skills and expertise of ConnGame to provide unique consulting services for the design and fabrication projects globally, with such services to include real-time and interactive capabilities.

•	Online Games—ConnGame expects to launch its first game in the second fiscal quarter of 2011 and another game in third fiscal quarter of 2011, subject to successful testing that is ongoing.

•
Network Gaming and Home Decoration—We intend to develop a platform to provide services on home decoration through an interactive style, develop online games to provide to architects, other professionals, and individual consumers the ability to design and interact with other users.

Online Game Market in China

Despite the negative effects of the global financial crisis on the Chinese economy in 2010, the online game industry in China still experienced growth. In January 2011, the General Administration of Press and Publication (GAPP) of the PRC and International Data Group (IDG) jointly issued a report on the Chinese online game industry in 2010. According to the joint report, the Chinese online game industry in 2010 generated approximately $5 billion, with a growth rate of 26%, as compared to comaparative rates 30% in 2009. According to the report, China-made online games accounted for approximately $2.4 billion in 2009 and $3 billion and 2010, representing a market share of approximately 65% for 2010. China-made games have generally held a leading position in the game market.

International and Domestic (China) Construction Market

Domestic Projects

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

During 2010, we believe that the Chinese market has fared better than most of the international markets, even though it was still impacted by the global economic crisis in 2009, with investments in the construction sector having been significantly reduced.   With the strength of our reputation and history of notable projects in China, we have been focusing our resources and efforts in our domestic market.   While China’s construction industry has become a challenging environment in which to operate, we believe that we, having completed high profile projects in China, have long-standing relationships with leading Chinese and international architects.  We were awarded a new contract by the Overseas Chinese Town ("OCT") Group during the third quarter 2010 for their Joy Coast project, with a total value of approximately $3.2 million. The Joy Coast project is the first large-scale, high-end integrated urban ecotourism project in China.

International Projects

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

Although we believe that a global market opportunity still exists for our services and products despite the difficult environment, we believe that it would be more advantageous to our business to take advantage of our low design and production cost in China. We believe that the Chinese market has faired much better than most of the international markets. With the strength of our reputation and history of notable projects in China, we are focusing our resources and efforts in our domestic market. We believe that we have long-standing relationships with leading Chinese and international architects, having completed high profile projects in China, including the National Grand Theater in Beijing, the Shanghai South Railway Station, the Shenzhen International Airport, the National Palace Museum in Beijing, the Wuhan Qintai Grand Theatre and Wuhan International Horse Racing Course. During the year 2010, we completed certain landmark projects in China, which consisted of the Changsha Train Station, Changsha Museum, Guangzhou Science Town, and projects in Jinan and Inner Mongolia. We plan to continue to meet the needs of government and private sector customers in the larger cities.

ConnGame Planned Products and Services

Game Development

We believe that timely and high-quality game development will be critical to our ability to succeed. Our game development team mainly consists of our programming personnel, design personnel and graphics personnel. We have in-house capabilities that we believe will allow us to develop games in a timely manner and in response to changing market demands and trends.Our systematic game development process includes the following key steps:

•
Concept generation . Our design team takes the lead in generating game development ideas based on the latest trends in player preferences. We recruit game players into our design team to closely track the hot topics among our players and on the Internet. We also encourage all of our employees to provide creative ideas and concepts for game development.

•
Detailed proposal . Upon management’s approval of the new game concept, the design team will prepare a detailed proposal that sets preliminary storylines and game characters, estimates of costs and target markets.

•
Development plan . After the completion of the technical review of the proposal, a project team consisting of our programming staff, design staff and graphics artists work together to set the technical criteria for the game development, and then formulate a game development plan with development milestones.

•
Design, style and story concepts . Based on the game development plan, our graphics artists will determine the style of the new game and design game characters, our game designers will develop the game story and define game environments, and our program developers will develop both the server-end software and the user-end software modules.

•
Internal reviews . Mid-term management reviews will take place upon the completion of each milestone of the development plan. Concurrently, our testing department tests the accuracy and completeness of the development, and our marketing department initiates marketing campaigns according to the development milestones.

•
Closed beta testing and open beta testing . We conduct closed beta testing to work out technical issues and eliminate technical problems. Thereafter, we conduct open beta testing to test the operation of new games under open market conditions and introduce new games to players.

Our games are realized through coordination among teams of program developers, game designers and graphic artists. Our in-house development team also supports our frequent game upgrades and updates to accommodate the latest user preferences and evolving market trends. We also try to design each of our games to cater to distinct market segments to grow our overall player base rather than merely shifting players from one game to another. Furthermore, our games are developed with built-in multiple-language capability to support our timely expansion into international markets through a convenient localization process.

Online Games

We have finished the development stage of our first two 2.5D MMORPGs, Revolution and The Warring States. Both games are developed by using our proprietary of two self-developed game engines, "Turbo" and "Apocalypse."   Our games offer “anytime play,” meaning users can play the games 24 hours a day, seven days a week. Both offer significant opportunities for social interaction in cyberspace. Life-like features in some of our games include marriages among online characters and martial arts apprenticeships, which are historical associations formed by martial arts masters according to Chinese legends. In addition, characters in our games may visually express feelings by their actions or by using emotive icons that appear within a character’s dialogue box. We believe that these features significantly expand the interface for player interaction, allow players to express their own personalities or virtual personalities through their virtual characters and create a certain level of social reality in the game. Although each game character may be unique, groups of players may, and often must, form teams or alliances to achieve certain collective game objectives, such as battles and missions. Our games also incorporate instant messaging systems and chat rooms, which allow players to communicate and interact with each other in real-time groups or in one-on-one discussions. The bulletin boards in our games allow players to post notes or inquiries and respond to other players’ notes or inquires.

Revolution . Revolution is our first mysterious adventure 2.5D MMORPG developed based on our proprietary Apocalypse engine. Revolution enables game players to travel between Eastern and Western cultures, featuring themes ranging from Western mythology to the history of China’s Zhou Dynasty, catering to game players with different interests. This game also includes adventures in historic sites and turf wars.

The Warring States. The Warring States is a war story developed based on the well-known period in ancient Chinese history. This game is designed to include various in-game weapons and large-scale map of the game environment in a historical cultural setting. Game players can freely choose to join any of the seven states, i.e., Qin, Chu, Wei, Zhao,Yan, Han, or Qi and are provided with full experience of the historical battles of the period. In addition, the game also features motion fighting system, allowing players to attack their opponents as they move, which we believe enhances appeal to game players.

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

Our Proprietary Technologies

ConnGame owns two self-developed game engines, "Turbo" and "Apocalypse."  ConnGame's online game-engines were created and developed independently by its research and development team.  Apocalypse provides a solution for development of MMORPG games and can be applied to game content development and enhancement of the standardization process.  The Turbo engine tool set is designed to facilitate the development of three dimensional MMORPG games, in conjunction with development of online role-playing games.  Turbo encompasses all parts of the client programming, including management of server and client-side resources.

Our game development platforms have been designed with modularized functions to allow our game designers and graphic artists to quickly enhance and expand on the game play, design and settings without getting bogged down by technical computer programming language. Designers and graphic artists can program by going through a series of user-friendly menus. This significantly shortens our game development process and allows us to quickly add content and features to our games even after their launch. Furthermore, as the same program development team supports the programming of multiple games via the same development platform, any programming improvement originated from one game can be readily introduced to other games. We believe that our various game development platforms provide us with a solid foundation to rapidly and frequently develop and introduce new games and to update our existing games.

Pricing and Distribution

Pricing . We intend to adopt item-based pricing model. Under this model, players can play the basic functions of the game free of charge for as long as they want. We generate revenues when players purchase in-game items such as performance-enhancing items, clothing, accessories and pets that enhance the game play experience. We determine the price of each in-game item before its introduction, generally based on an analysis of a series of benchmarks, such as the price of similar items offered in other online games, the market price of the real-life item represented by the in-game item, and pricing of other popular forms of entertainment.Distribution . We intend to establish our distribution network by leveraging our management team’s extensive connections accumulated from their previous software distribution experience. We intend to distribute our physical and virtual prepaid game cards and online points through various channels.

Marketing and Promotion

We aim to rapidly attract game players and increase revenues from players by introducing innovative marketing and promotion strategies that are specifically designed for each of our games in development. Marketing programs and promotional activities to be employed by us include:

Advertising and Online Promotions. We intend to advertise in many online game sites and game magazines that are updated regularly. To enhance our market penetration, especially among working professionals, we also intend to advertise through flat-panel television displays placed in high-traffic areas of commercial office buildings, such as in lobbies and near elevators.

Live Promotions. We also intend to organize off-line promotion activities to develop and support the community of game players, such as Internet café gatherings, player clubs, product press conferences, college marketing, distribution of free game-related posters, distribution of promotional online points and cross-marketing with telecommunication operators.

In-Game Marketing. We intend to post announcements in the game environment to promote new items and features, usually linking with in-game events. Leveraging our in-house development capability, we intend to offer new in-game items periodically, especially around the holidays and certain special events, such as the offering of Christmas stockings during the Christmas season.

Network Infrastructure

We aim to build a reliable and secure network infrastructure to fully support our operations. We maintain an efficient hardware and software infrastructure with a large network capacity consisting of self-owned and leased servers. We have a network operation team responsible for establishing the stability and security of our network. The primary responsibilities of the team members consist of monitoring system performance, troubleshooting, detecting system error, random sample testing on servers, maintaining equipment, and testing, evaluating and installing hardware and software.

Construction-Related Products and Services

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

Concept and Project Management

Initially, we work with the architect to develop, clarify and enhance the overall creative vision for the project. In the design of a curtain wall system, architects are freely able to choose different structure systems to meet the requirements of various architectural models. All contracts awarded are assigned a project number, which was designed to track each component and man-hour associated , with the project through the entire construction process. All project drawings, specifications and completion schedules on a project are reviewed by our senior management team, and all projects are assigned to one or more project managers, who assume primary responsibility for all aspects of the project. Reporting to the project manager are construction supervisors, safety and administration staff, quality control staff and project engineering staff. Each of these project team members coordinates with internal functional departments and outside suppliers as appropriate. Often a project manager assigned to a given project will have significant experience in similar projects. A project manager generally will be responsible for a number of projects in various stages of completion at any given time, depending on the scope, complexity, and geographic location of such projects. Each project is divided into critical sequences that follow the anticipated curtain wall construction path. Each sequence follows a timeline, the status of which is continually monitored. Project managers coordinate and manage design changes or other changes in scheduled completion deadlines in an effort to minimize overall project delays.

Our acquisition of ConnGame will enable us to leverage ConnGame’s design engines and virtual applications to broaden our service capabilities and scope of architectural collaborations. We intend to utilize ConnGame's technology and online platform to provide technical consulting and advisory services to architects, real estate developers and governments.

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

Installation

We have full-time project managers/supervisors and part-time on-site workers who are engaged on our projects. Our installation teams consist of highly trained, skilled and experienced field operatives with established lines of communication between the work site, the technical design department and the factory, ensuring that clients are provided with optimum and cost-effective practical solutions. Site installation is managed through our trained project management staff, and each project has a dedicated project team. On site there are a number of our supervisors who are each responsible for a different section of the curtain wall project. The installation process typically consists of pre-assembly of metal and glass component parts at the project site, the lifting of components by crane to the appropriate location at the site and the final assembly of major components. The installation team coordinates its site delivery program with the main contract schedule to meet completion deadlines.

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

Construction Products Attributes

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

Construction Projects

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

During 2010, we completed eight projects. Our three largest projects accounted for approximately 7.7%, 5.7% and 4.3% of our sales, respectively, for the year ended December 31, 2010. For the year ended December 31, 2010, approximately 23.7% of our sales came from new construction projects starting in 2010 and for the year ended December 31, 2009, approximately 24% of our sales came from new construction projects starting in 2009.

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

Marketing

Management believes that we have developed a reputation for innovative technology and quality in the specialty high-end curtain wall industry. Marketing efforts are geared towards advancing us as a brand of choice for building the worlds most modern and challenging projects. Our marketing plan has historically focused on print advertising, participation in tradeshows, exhibitions, lecture and technology briefings to architects and property owners. To better showcase our diverse products to potential customers, we regularly exhibit at leading trade shows and exhibitions. Our dynamic, state-of-the-art trade show exhibits are developed internally to showcase our latest product offerings.

Production of Construction Products

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

Quality Control

Our facilities are designed and maintained with a view towards conforming to good practice standards. To comply with the strict requirements of our customer base, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our quality control department is responsible for maintaining quality standards. Quality control executes the following functions:

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

Our research and development strategy relies primarily on internal innovation and development, supplemented with collaboration with academic and research institutions. For example, in 2001, we were appointed by the Chinese Ministry of Construction to lead the committee tasked with establishing national standards for the fixing bolt glass curtain wall technology industry. Luo Ken Yi, our Director and President, was the Editor-in-Chief for the new standard code. Also, in recognition of our contributions to the curtain wall industry, Luo Ken Yi and two other of our engineers were appointed to senior posts at the Architectural Glass and Metal Structure Institute of Qinghua University in Beijing, one of the most prestigious research institutions in China, which we helped to create in 1999. We were able to incorporate many of the academic research results by the Institute into our projects, including the National Grand Theater in Beijing and the Hangzhou Grand Theater, both completed in 2007.

As of December 31, 2010, we employed 238 designers and engineers. We currently own 79 patents, of which 51 are approved, and 28 pending approval. Of the 51 approved, 48 are in China and 3 are in other countries.

We expended $3,102,729, $2,926 and $711,318 on research and development activities for each of the years ended December 31, 2010, 2009 and 2008, respectively. All of the expenses for 2010 were incurred by ConnGame on research and development of techniques on online game operations.

Backlog

As of December 31, 2010, our total backlog of construction projects orders considered to be firm was approximately $27 million, compared with $39 and $176 million at December 31, 2009 and 2008, respectively. Of our 2010 amounts, 78% of the backlog, or $21 million, is expected to generate revenues in 2011, compare to 92% of our 2009 backlog, or $36 million, is expected to generate revenues in fiscal 2010. The decrease in backlog is primarily due to the absence of new international projects taken by the company. Our backlog as of December 31, 2010 consisted entirely of projects within our home market of China.

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

Construction Competitors

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

Online Gaming Competitors

Competition in the online game market in China and the overseas markets where we offer our games is intense. We believe that the key competitive factors include the design, quality, popularity and price of online games and in-game items, the ability to rapidly update and upgrade games, marketing activities, sales and distribution network and customer service. We expect to compete principally with the following groups of competitors:

•	online game developers and operators in China, including Shanda Games, NetEase, Changyou, Giant Interactive, Nineyou, The9, Tencent, Kingsoft, Perfect and NetDragon;

•	other competitors, including major Internet portal operators in China, and game developers and operators in the overseas markets where we offer our games.

Some of our existing and potential competitors have significantly greater financial and marketing resources and a larger portfolio of game offerings than we do. However, in the 2.5D MMORPG market, our engines and games are in the most competitive situation.

Government Regulations

Our provision of online game services and related content on our websites is subject to various PRC laws and regulations relating to the telecommunications industry, Internet and online games, and regulated by various government authorities, including:

•	the Ministry of Industry and Information Technology and, before its formal establishment in 2008, its predecessor, the Ministry of Information Industry;

•	the General Administration of Press and Publications (the National Copyright Administration);

•	the State Administration for Industry and Commerce;

•	the Ministry of Culture;

•	the Ministry of Public Security; and

•	the State Administration on Radio, Film and Television.

The principal PRC regulations governing the Internet content provision industry as well as the online game services in China include:

•	Telecommunications Regulations (2000);

•	the Administrative Rules for Foreign Investments in Telecommunications Enterprises (2001, and as amended in 2008);

•	the Administrative Measures for Telecommunications Business Operating Licenses (2009);

•	the Internet Information Services Administrative Measures (2000);

•	the Tentative Measures for Administration of Internet Culture (2003, and as amended in 2004);

•	the Notice on Several Issues Relating to the Implementation of The Tentative Measures for Administration of Internet Culture (2003);

•	the Tentative Measures for Administration of Internet Publication (2002);

•
the Notice of Implementing the State Council’s “Regulation ‘Sanding’” and Relevant Interpretation Issued by State Commission Office for Public Sector Reform (“SCOPSR”) and Further Strengthen the Administration and Approval of the Pre-approval and Import of Online Games (2009);

•	the Foreign Investment Industrial Guidance Catalogue (2007);

•	the Administrative Measures on Electronic Publications (2008);

•	the Administrative Measures on Software Products (2009);

•	the Administrative Measures on Internet Electronic Bulletin Board Services (2000);

•	the Measures on Computer Software Copyright Registration (2002);

•	the Notice of the Ministry of Culture on Enhancing the Content Review Work of Online Game Products (2004);

•	Some Opinions of the Ministry of Culture and the MIIT on the Development and Administration of Online Games (2005);

•	the Notice on the Work of Purification of Online Games (2005);

•	the Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business (2006);

•	the Circular on Implementing Online Game Anti-fatigue System to Protect the Health of the Minors (2007);

•	the Administrative Measures on Internet Video/Audio Program Services (2007);

•	the Tentative Catalogue of Internet Video/Audio Program Services (2009); and

•	the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (2007).

As both the online game industry are at an early stage of development in China, new laws and regulations may be adopted from time to time to require additional licenses and permits other than those we currently have, and address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future Chinese laws and regulations applicable to the online game.

Restrictions on Foreign Investment

Under the above regulations, a foreign investor is currently prohibited from owning more than 50% of the equity interest in a Chinese entity that provides value-added telecommunications services, including online game, and other Internet content provision. In addition, foreign and foreign invested enterprises are currently not able to apply for certain required licenses for operating online games in China.

The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business issued by the MIIT in July 2006, reiterated the regulations on foreign investment in telecommunications business, which require foreign investors to set up foreign-invested enterprises and obtain an ICP license in order to conduct any value-added telecommunications business in China. Under this circular, a domestic company that holds an ICP license is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance in forms of resources, sites or facilities to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, the relevant trademarks and domain names that are used in the value-added telecommunications business shall be owned by the local ICP license holder or its shareholders. This circular further requires each ICP license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. Due to the lack of further necessary interpretation from the regulator, it remains unclear what impact this circular will have on us or the other Chinese Internet companies that have adopted the same or similar corporate and contractual structures as ours.In addition, pursuant to certain PRC regulations promulgated in September 2009, foreign investors are prohibited from directly providing online game services in China or indirectly doing so through establishing joint ventures, contracting with other entities, providing technical supports, or providing account management or payment service.

Regulation of Licenses Online game operators are required to hold a variety of permits and licenses, which, among others, include:

ICP License . Under current Chinese laws and regulations, a commercial operator of Internet content provision services must obtain a value-added telecommunications business operating license for Internet content provision from the appropriate telecommunications authorities in order to carry on any commercial Internet content provision operations in China. ConnGame has obtained the ICP license.

Internet Culture Operation License . Each ICP license holder that engages in the supply of Internet culture products and related services, including provision of online games services, must obtain an additional Internet culture operation license from the appropriate culture administrative authorities pursuant to the Tentative Measures for Administration of Internet Culture (2003, and as amended in 2004). ConnGame obtained an Internet culture operation license for the operation of online games in April 2010.

Internet Publishing License . The GAPP and the MIIT jointly impose a license requirement for any company that intends to engage in Internet publishing, defined as any act by an Internet information service provider to select, edit and process content or programs and to make such content or programs publicly available on the Internet. According to the Tentative Measures for Administration of Internet Publication (2002), the provision of online games services is deemed an Internet publication activity. Therefore, online game operators need to obtain an Internet publishing license in order to directly make their online games services publicly available in China.

In addition to the aforementioned permits and licenses that are required for online game operators, for each online game that an operator operates, additional permits or licenses are required, which include, among others, those set forth below in “—Regulation of Internet Content” and “—Regulation of Information Security.”

Regulation of Internet Content

The Chinese government has promulgated measures relating to Internet content through a number of ministries and agencies, including the MIIT, the Ministry of Culture and the GAPP. These measures specifically prohibit Internet activities, which includes the operation of online games, that result in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. When an Internet content provider or an Internet publisher finds that information falling within the above scope is transmitted on its website or is stored in its electronic bulletin service system, it shall terminate the transmission of such information or delete such information immediately and keep records and report to relevant authorities. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its websites. In addition, according to the Notice on the Work of Purification of Online Games jointly issued by the Ministry of Culture, the MIIT and some other governmental authorities in June 2005, online games shall be registered and filed as software products in accordance with the Administrative Measures on Software Products (2000) for the purpose of being operated in China. Furthermore, in accordance with the Notice on Enhancing the Content Review Work of Online Game Products (2004) promulgated by the Ministry of Culture, imported and domestic online games should be filed with the Ministry of Culture before the operation of each game.

Regulation of Information Security

Internet content in China is also regulated and restricted from a State security standpoint. The National People’s Congress, China’s national legislative body, has enacted a law that may subject to criminal punishment in China any effort to: (1) gain improper entry into a computer or system of strategic importance; (2) disseminate politically disruptive information; (3) leak State secrets; (4) spread false commercial information; or (5) infringe intellectual property rights.

The Ministry of Public Security has promulgated measures that prohibit use of the Internet in ways which, among other things, result in a leak of State secrets or a spread of socially destabilizing content. The Ministry of Public Security has supervision and inspection rights in this regard, and we may be subject to the jurisdiction of the local public security bureaus. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its websites.

Intellectual Property Rights

The State Council and the National Copyright Administration have promulgated various regulations and rules relating to protection of software in China. Under these regulations and rules, software owners, licensees and transferees may register their rights in software with the National Copyright Administration or its local branches and obtain software copyright registration certificates.

The PRC Trademark Law, adopted in 1982 and revised in 2001, with its implementation rules adopted in 2002, protects registered trademarks. The Trademark Office of the SAIC handles trademark registrations and grants a protection term of ten years to registered trademarks.

Internet Café Regulation

Internet cafés are required to obtain a license from the Ministry of Culture and the SAIC, and are subject to requirements and regulations with respect to location, size, number of computers, age limit of customers and business hours. In 2004, the Ministry of Culture, the SAIC and some other governmental authorities jointly issued a notice to suspend issuance of new Internet café licenses. Though this nationwide suspension has been generally lifted in 2005, the local authorities have the authority of controlling the volume and recipients of new licenses at their discretion. In addition, local and higher-level governmental authorities may from time to time strictly enforce customer age limits and other requirements relating to Internet cafés, as a result of the occurrence of, and media attention on, gang fights, arsons or other incidents in or related to Internet cafés. As many of our customers access our games website from Internet cafés, any reduction in the number, or any slowdown in the growth, of Internet cafés in China as a result of any intensified Internet café regulation will limit our ability to maintain or increase our revenues and expand our customer base, which will in turn materially and adversely affect our business and results of operations. A notice jointly issued by several central governmental agencies in February 2007 suspended nationwide the approval for the establishment of new Internet cafés for the year of 2007 and enhanced the punishment for Internet cafés admitting minors.

Privacy Protection

Chinese law does not prohibit Internet content providers from collecting and analyzing personal information from their users. We require our users to accept a user agreement whereby they agree to provide certain personal information to us. Chinese law prohibits Internet content providers from disclosing to any third parties any information transmitted by users through their networks unless otherwise permitted by law. If an Internet content provider violates these regulations, the MIIT or its local bureaus may impose penalties and the Internet content provider may be liable for damages caused to its users.

Anti-fatigue System and Real Identification Registration System

In April 2007, the GAPP and several other governmental authorities issued a circular requiring the implementation of an “anti-fatigue system” and a real-name registration system by all PRC online game operators, in an effort to curb addictive online game play behaviors of minors. Under the anti-fatigue system, three hours or less of continuous play by minors is considered to be “healthy,” three to five hours to be “fatiguing,” and five hours or more to be “unhealthy.” Game operators are required to reduce the value of in-game benefits to a player by half if the player has reached “fatiguing” level, and to zero in the case of “unhealthy” level.

To identify whether a player is a minor and thus subject to the anti-fatigue system, a real-name registration system is also adopted, which requires online game players to register their real identity information before they play online games. We have developed our own anti-fatigue system and real identification number registration system, and have implemented them since March 2010.

Virtual Currency

On February 15, 2007, the Ministry of Commerce, the People’s Bank of China and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafes and Online Games, or the Internet Cafés Notice. Under this notice, the People’s Bank of China is directed to strengthen the administration of virtual currency in online games to avoid any adverse impact on the economy and financial system. This notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual game players should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase in-game items.

On June 4, 2009, Ministry of Commerce jointly issued Notice on the Reinforcement of the Administration of Virtual Currency in Online Games, which defines what is virtual currency and requires that entities shall obtain the approval from the Ministry of Commerce before issuing virtual currency and engaging in transactions using virtual currency in connection with online games. Entities are prohibited from using virtual currency to carry out gambling business.

Regulation of Internet Video/Audio Program Services

On December 12, 2007, SARFT and MIIT promulgated the Administrative Measures on Internet Video/Audio Program Services, which requires that, among others, a service provider of Internet video/audio program shall obtain a license from SARFT, failure of which may result in the suspension or close of the website providing the Internet video/audio program services.

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

As of December 31, 2010, we had 416 full-time employees. Approximately 57% of our employees are designers and engineers, 3% are project managers/supervisors and the remaining employees are supply chain and administrative staff. We believe that our relationship with our employees is good.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Annual Report before deciding whether to purchase our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report. With respect to this discussion, the terms, “we,” “us,” or “our” refer to CHINA CGAME, INC., and all of our subsidiaries.

RISKS RELATED TO OUR OPERATIONS

More than half of our contracts receivables are attributable to a Dubai project, which is under dispute and we may never be paid.

One of the primarily reasons that the aging of Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009.  The underlying receivable as of December 31, 2010 from the Dubai projects was approximately $42 million, which represented 52% of the total contract receivables as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment.  In April 2011, the master contractor reiterated that it does not believe that it is obligated to pay to the Company any of the amounts that the Company believes it is due. The Company intends to file an arbitration claim in April 2011. The Company currently expects that there will be progress and payments will be received.  However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable.  If we are not able to collect the receivable, our results of operations and financial condition will be materially adversely impacted.  See “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION—Dubai Metro Rail Project” in this report for more information.

We have recently suffered substantial losses and our auditors have expressed doubt about our ability to continue as a going concern.

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we have suffered operation net loss of more than $23 million during the year ended December 31, 2010 and as of December 31, 2010, we have an accumulated deficit of approximately $11.2 million due to the fact that we continued to incur losses over the past few years. As noted in the report, we have difficulty to maintain sufficient working capital for operation activities. All of these matters raise substantial doubt of our ability to continue as a going concern. If we are unable to obtain sufficient additional financing in the near term or regain profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

A majority of the bonds have matured and we are unable to make payment. Exercise of the bondholders' right to require redemption of the Bonds would suffer a significant material adverse effect on our liquidity and cash resources.

If we are required to redeem all or any portion of the $8 million and $20 million outstanding Bonds, this may have a material adverse effect on our liquidity and cash resources, and may impair our ability to continue to operate. Pursuant to the terms of the Bonds, at any time after April 12, 2010, each holder of the 2007 Bonds can require us to redeem the 2007 Bonds at 126.51% of the principal amount of the 2007 Bonds and we are required to redeem any outstanding 2007 Bonds at 150.87% of its principal amount on April 4, 2012.  Also, on April 15 and October 15 of each year on or after April 15, 2010, the holders of the 2008 Bonds may require us to redeem the 2008 Bonds at 116.61% of their principal amount.  We are required to redeem any outstanding 2008 Bonds at 116.61% of its principal amount on April 15, 2011.  If a triggering event occurs and we are requested by the holders to repurchase all or a portion of the 2007 or 2008 Bonds, we will be required to pay cash to redeem all or a portion of the Bonds.

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

We have failed to make the required interest payment under our $28 million convertible bonds.  The bondholders may, at any time, declare a default under the Bonds and require us to pay the Bonds.  We have entered into a waiver with the bondholders, but had been unable to meet the terms and condition of the waiver agreement, which could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

On February 24, 2010, we and the holders of our Bonds and the 2008 Bond Warrants entered into an Amendment and Waiver Agreement (the “Waiver”).  Pursuant to Waiver, which has a three month term, the bondholders and warrantholder agreed to waive their right to a reduction in the conversion price of the Bonds and exercise price of the 2008 Bond Warrants due to our issuance of 6,250,000 shares of common stock to First Jet Investment Limited to acquire an equity interest in ConnGame at a price per share less than the current conversion prices of the Bonds and exercise price of the 2008 Bond Warrants.  Pursuant to the Waiver, we agreed to pay the bondholders the interest in arrears owed on the Bonds as of March 31, 2010 in two equal payments on March 31, 2010 and May 31, 2010 of approximately $1.26 million each and to pay 100% of the interest payments on the Bonds that becomes due in April 2010 to be paid on April 15, 2010 of approximately $1.32 million, for aggregate payments of approximately $3.84 million.  We also agreed to repay the principal and all accrued interest that we owe to ABN AMRO Bank (China) Co., Ltd., Shenzhen Branch (the “Overdraft Lender”) under an Overdraft Facility letter in three equal separate installments. The total amount owed to the Overdraft Lender is equal to approximately $4.91 million. The first installment is due no later than March 31, 2010, the second installment is due on April 30, 2010 and the third installment is due on May 31, 2010.

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

We have not been able to comply with the terms of the Waiver, including payments required to be made by us, the waiver of the adjustment rights may become voided and the conversion and exercise prices of the bonds and warrants may adjust down, resulting in substantial dilution to our securities and immediate repayment of the Bonds.

One of the conditions to the acquisition of ConnGame was that we obtain a waiver from our bondholders related to their rights to have the conversion and exercise price of the Bonds and 2008 Warrants, respectively, adjusted downward as a result of ours issuance of the 6.5 million shares. We obtained the Waiver on February 24, 2010. The Waiver had a three month term from the execution date, and therefore expired on May 24, 2010. The parties entered into a new waiver on July 13, 2010, which has a three month term subject to the terms and conditions contained therein. We close the transaction within the three-month period. We have failed to make certain payments specified in the Waiver and are currently negotiating with the bondholders to amend the Waiver. If we are not able to reach an agreement with the bondholders, all rights of the holders of the Bonds and 2008 Warrants waived under the Waiver to or to be waived under the Waiver, shall not be waived and will be reinstated, and any previous waivers will be null and void.

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

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry.  Among the contract receivables as of December 31, 2010, $59.4 million was outstanding over 365 days and $18.5 million over 730 days, in total of $87.0 million which including $15.4 million of retention money which would only be settled after the retention periods of two or three years. The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate. We recorded a general provision for doubtful accounts amounting to approximately $1.4 million in 2009 and $6.0 million in 2010, which management believes is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables.  As of December 31, 2010, our provision for doubtful accounts was $5.5 million, which was 6.4% of our construction contract related receivables of $87.0 million. We believed it was appropriate to increase the reserve for doubtful accounts primarily due to an increase in the aging of our accounts receivable, the growth of the outstanding balance of receivables as of December 31, 2010, and the general decline in the domestic and global economy.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

We identified material weaknesses in our internal control over financial reporting and concluded that such controls were not effective.  If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.  We can provide no assurance that we will at all time in the future be able to report that our internal control is effective.

Because we have reporting obligations under the Exchange Act, we are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting.  A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on the restatements to our financial statements referenced above, our management concluded that our system of internal control over financial reporting was not effective as of December 31, 2010, in addition to prior period end dates, which were the cause of our restatements as described above.  Although management does not anticipate making any further restatements to the financial statements for subsequent periods, management believes that our weakness in internal controls continued during such periods.  Management has identified internal control deficiencies which, in management’s judgment, represent material weaknesses in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for transactions to ensure such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report a material weakness, we might be subject to regulatory sanction and investors may lose confidence in our financial statements, which may be inaccurate if we fail to remedy such material weakness.

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

For fiscal 2010, 2009 and 2008, revenue from sales of our products and services internationally (for our purposes, outside of China) represented approximately 2%, 57% and 44.6% respectively, of our total revenue.  As a result of our recent restructure and reorganization to turn back to local instead of oversea market due to the recent change in international economic environments, our Shenzhen office was down sized and moved out from the leasehold multi-floor office building to a smaller leased place at minimal operations in September 2009. The set up of the Shenzhen office was originally for the support of the overseas operations which we have decided to discontinue. As a result, the current improvement works to the leasehold multi-floor office building were stopped and was written off in the third quarter of 2009, a loss of $1.9 million.  In addition, a substantial percentage of our revenue has been derived from international projects in the past few years, and with the loss of such sources of revenue going forward, our results of operations will suffer if we are unable to secure a sufficient amount of projects in mainland China to offset the void in revenue that we have received from international projects in the past, which could negatively affect our stock price.

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

Our construction contract receivables represented approximately 69.0% and 65.7% of our total current assets as of December 31, 2010 and 2009, respectively. As of December 31, 2010, our largest customer represented over 51.6% of the total amount of our construction contract receivables. As a result of the substantial amount and concentration of our construction contract receivables, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to borrow funds to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

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

Revenues from Chinese government contracts represented approximately 49.0% and 35.2% of our revenues for the years ended December 31, 2010 and 2009, respectively. Our inability to win or renew Chinese government contracts could harm our operations and significantly reduce or eliminate our profits. Chinese government contracts are typically awarded through a regulated procurement process. Some Chinese government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted.

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

In fiscal 2010, we experienced a further decline in our revenues compared to fiscal 2009 and a decrease in project awards.  If the economy remains weak or client spending declines further, then our revenues, backlog, net income and overall financial condition may continue to deteriorate.  In light of current macroeconomic conditions, we are projecting declines in revenues in our power and industrial and commercial market sectors for 2010.  Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which may result in delaying, curtailing or canceling proposed and existing projects by clients.

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

Continued price volatility and supply constraints in the steel and aluminum markets could prevent us from meeting delivery schedules to our customers or reduce our profit margins .

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

Pursuant to a Stock Purchase Agreement dated November 7, 2007, the previous shareholders of Techwell, Mr. Ng, Chi Sum and Miss Yam, Mei Ling Maria agreed to sell 100% of the shares in Techwell to us for approximately $11.7 million in cash and shares of common stock of our company. Subsequent to the acquisition, Mr. Ng and Miss Yam were employed by Techwell.  Techwell generated revenue that accounted for approximately 47% and 1.3% of our total revenue for the years ended December 31, 2009 and 2010.

On January 14, 2009, the board of directors of Techwell passed a board resolution, to dismiss both Mr. Ng and Miss Yam with immediate effect and remove Mr. Ng from the board of Techwell (the “Resolution”).   On January 16, 2009, Mr. Ng and Miss Yam filed a lawsuit in the High Court of Hong Kong against us and our subsidiary, Full Art International Limited.  The lawsuit alleges that, inter alia , (i) we misrepresented to them the financial status of our company and operations during the course the negotiations of the acquisition of Techwell; (ii) we failed to perform our obligations under a settlement agreement alleged to have been agreed to by us in January 2009; and (iii) the dismissal of Mr. Ng was unlawful and invalid.

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

We intend to vigorously defend this pending lawsuit; however, no assurance can be given that the lawsuit will be resolved in our favor.  Even if we successfully defend the lawsuit, we may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of our management from our business.  If we are unsuccessful in defending the lawsuit, we may be required to pay a significant amount of damages and/or we may potentially lose ownership of Techwell, which will have a material adverse effect on our business, financial condition or results of operations.   In the event we lose ownership of Techwell, we will lose the approximately $17.1 million of profit contribution since the acquisition of Techwell.

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

We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure , our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.

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

As we shift the focus of our business to that of a professional and technical services company, we will become increasingly labor intensive, and, therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success.  Key personnel include, but is not limited to, Zhixin (Steven) Xing, our Chief Executive Officer and Luo Ken Yi, our Director and President, each of whom perform vital functions in the operation of our business.  From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients.   In addition, we rely heavily upon the expertise and leadership of our senior management.  If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources in identifying, hiring and integrating new employees.  In addition, the failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

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

RISKS RELATED TO OUR ACQUISITION OF CONNGAME

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

If we fail to establish a system and network infrastructure that operates effectively, our ability to successfully launch and maintain our online games may be harmed.

Our business may be harmed if we are unable to upgrade our systems fast enough to accommodate traffic levels, avoid obsolescence or successfully integrate any newly developed or acquired technology with our existing systems. Furthermore, our network capacity depends on our network servers and the communication bandwidth to which we have access. Constraints in network capacity could cause unanticipated system disruptions and slower response time, affecting data transmission and game play. These factors could, among other things, cause us to lose potential customers, which could, in turn, materially and adversely affect our business and planned operations.

We may not be able to ever generate any significant revenues and profitability as we operate in a highly competitive industry and compete against many companies.

There are many online game operators in China, and given the relatively low entry barriers to operating online games, we expect more companies to enter the online game industry in China and a wider range of online games to be introduced to the China market. In addition, we also face potential competition from major Internet portal operators, other domestic and foreign game developers and publishers, and alliances between our existing and new competitors. Some of our competitors have significantly greater financial and marketing resources and name recognition than we have. Some of our competitors or potential competitors, especially major foreign online game developers, have greater game development resources than we have. In addition, many of our competitors have developed and operated games that have proven commercially successful. As a result, they may be able to take greater risks and endure lower than expected performances from some of their games than we are able to do.

We believe that competition in the online game market in China may become more intense as increasing numbers of online games are introduced in the market. We cannot assure you that we will be able to successfully enter the market and compete against any new or existing competitors, or against any new business models implemented by them. All of these competitive factors could have a material adverse effect on our revenues and profitability.

Although we expect that the acquisition of ConnGame will result in benefits to us, we may not realize those benefits because of integration difficulties and other challenges.

Because we issued 6,250,000 shares of our common stock as consideration in the Acquisition, our shareholders suffered immediate dilution.  Following the issuance of the Shares, holders of our outstanding common stock prior to such issuance owned approximately 68.8% of our outstanding common stock after the Stock Issuance. The success of the acquisition of ConnGame will be dependent in large part on the success of our management in integrating the operations, technologies and personnel of the two companies. Our failure to meet the challenges involved in successfully completing the integration of the operations of ConnGame or to otherwise realize any of the anticipated benefits of the acquisition, including additional revenue opportunities, could impair our results of operations.  The challenges may be particularly difficult for our company because we have never been engaged in the MMORPG industry prior to the acquisition.

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

We face risks and uncertainties regarding the growth of the online game industry and market acceptance of our online games and in-game items.

The online game industry is a relatively new and evolving industry and concept. The growth of the online game industry and the level of demand and market acceptance of our online games are subject to a high degree of uncertainty. Our ability to successfully launch our first game and generate any significant revenue will depend on numerous factors, many of which are beyond our control. These factors include:

•	the growth of personal computer, Internet and broadband users and penetration in China and other markets in which we offer our games, and the rate of any such growth;
•	whether the online game industry, particularly in China, continues to grow and the rate of any such growth;
•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;
•
the availability and popularity of other forms of entertainment, particularly games of console systems, which are already popular in developed countries and may gain popularity in China and other countries in which we market our games;

•	changes in consumer demographics and consumer tastes and preferences;
•	the popularity and price of new online games and in-game items that we and our competitors launch and distribute; and
•	our ability to timely conduct a commercial launch of our two games in development and to establish their competitive positions in the online game market.

Our ability to plan for product development and distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in consumer tastes and preferences. Currently, MMORPGs are popular in China. However, there is no assurance that MMORPGs will continue to be popular in China or elsewhere. A decline in the popularity of online games in general, or the MMORPGs that we operate, will likely adversely affect our business and prospects. We must be able to track and respond to changes in consumer preferences in a timely and effective manner, especially changes in game preferences and consumer spending trends relating to in-game item purchases.

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

While the term "indirectly transfer" is not defined, we understand that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. The relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country (jurisdiction) and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. Meanwhile, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our acquisition complied with the Circular 698.  As a result, there is uncertainty as to whether the payment of our common stock may be subject to tax liability or foreign exchange control in the PRC and there is a risk of unforeseen tax liability, each of which may have a material adverse effect to our financial condition and results of operations.

Our inability to comply with the terms of the Waiver, including payments required to be made by us, the waiver of the adjustment rights may become voided and the conversion and exercise prices of the bonds and warrants may adjust down, resulting in substantial dilution to our securities and immediate repayment of the Bonds.

One of the conditions to the Acquisition was that we obtain a waiver from our bondholders related to their rights to have the conversion and exercise price of the Bonds and 2008 Warrants, respectively, adjusted downward as a result of ours issuance of the 6,250,000 Shares.  We obtained the Waiver on February 24, 2010.  The Waiver had a three month term from the execution date, and therefore expired on May 24, 2010.  The parties entered into a new waiver on July 13, 2010, which has a three month term subject to the terms and conditions contained therein.   We close the transaction within the three-month period.  We have failed to make certain payments specified in the Waiver and are currently negotiating with the bondholders to amend the Waiver.  If we are not able to reach an agreement with the bondholders, all rights of the holders of the Bonds and 2008 Warrants waived under the Waiver to or to be waived under the Waiver, shall not be waived and will be reinstated, and any previous waivers will be null and void.

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

Prior to the consummation of the acquisition, ConnGame was not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of any stock exchange. As a subsidiary of ours, ConnGame is subject to such rules and regulations. As described in Item 9A of this Form 10-K, it was determined that our controls and procedures were not effective as of December 30, 2010. In addition, we have historically had difficulties in establishing effective internal controls on past acquisitions, namely Techwell. Integrating and maintaining appropriate internal controls and procedures for the combined business will require specific compliance training of certain officers and employees, will entail substantial costs in order to modify existing accounting systems, and will take a significant period of time to complete. We may not be able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, or that our internal controls are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

RISKS RELATED TO US DOING BUSINESS IN CHINA

Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the results of operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC.  The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities.  Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.  Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization.  There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  According to the National Bureau of Statistics of China, China’s Consumer Price Index increased 2.7% in February 2010 over February 2009.  If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth.  In 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy.  In 2007, and most recently in October 2010, the People’s Bank of China raised the interest rate again.  Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

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

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time.  Conversely, if we decide to convert our Renminbi into U.S. Dollars for our operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi.  We currently do not hedge our exposure to fluctuations in currency exchange rates.

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

Contract drafting, interpretation and enforcement in China involve significant uncertainty, which could leave us vulnerable to legal disputes and challenges related to our contracts.

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

Since our initial public offering and listing of our common stock in October 2007, the price at which our common stock had traded has been highly volatile, with an adjusted high and low sales price of $0.52 and $82.04, respectively, as through April 15, 2011. On April 14, 2011, the closing trading price of our common stock was $1.22 per share. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance.

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

On July 1, 2010, we received a notice from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we therefore were not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Global Select Market set forth in Listing Rule 5450(a)(1)  (the “Rule”).  On December 17, 2010, we filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware effectuating a 1-for-4 reverse stock split (the “Reverse Stock Split”) of our common stock effective as of 12:01 AM EST on December 21, 2010, as a potential means to increase the per share price of our common stock such that we come into compliance with the NASDAQ Global Select Market Rule.  On December 29, 2010, we received a further delisting determination letter from the Staff, indicating that the listed security was now subject to delisting from The NASDAQ Global Select Market. Subsequently, we successfully appealed NASDAQ’s delisting determination to a NASDAQ Listing Qualification Panel and has since regained compliance with the NASDAQ Rule.

As of April 14, 2011, our stock price closed at $1.22.  If our stock price decreases below the minimum in the future, we could be subject to delisting from NASDAQ, which could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. Delisting from The NASDAQ Global Select Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The market price of our Common Stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Under Rule 144, an affiliate stockholder who has satisfied a the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of December 31, 2010, 1% of our issued and outstanding shares of common stock were approximately 200,000 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our Common Stock by creating an excessive supply.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have offices and processing sites in Zhuhai, Shenzhen, Shanghai, Beijing, Wuhan in China and a corporate office in Hong Kong. All buildings and land are leased. The leases end within 2010 and were renewed. The central office is in Zhuhai, where the majority of design and engineering staff are located. The Beijing and Shanghai offices have smaller design teams as well. All offices are also sales centers for the area. Our office in Changzhou is our principal office for online gaming operations.

ChangZhou
Research Building, No.801 Wuzhong Road, Changzhou Science and Education Industrial Park Wujin District, Changzhou, Jiangsu	1,500 square meters (office)

Shanghai
A2-3, Garden Lane, No.171 Huayuan Road, HongKou District, Shanghai Room 81022, No.881 Tianbao Road, HongKou District, Shanghai	1,550 square meters (office) 123 square meters (office)

Hong Kong
Room 2, 10/F Block D, Ka Ming Court, No.688 Castle Peak Road,	40 square meters (office)
Kowloon, Hong Kong

Zhuhai
105 Baishi Road, Jiuzhou West Avenue, Zhuhai, Guangdong	1,080 square meters (office)
1,700 square meters (factory)
Beijing
1302, No.1 Baiyun Road, XiCheng District, Beijing	146 square meters (office)

Shenzhen
West Building 1302, Innovation and Technology Square II, Tain’an Cyber Park, Futian District, Shenzhen	390 square meters (office)

Wuhan
Floor 38, No. 568 Jianshe road, Wu Han International Trade Center, Jianghan district, WuHan city	200 square meters (office)

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

As of the date of this Annual Report, the Company, Mr. Ng, and Miss Yam are in discussions and negotiations to settle all disputes between the parties. However, there is no guarantee that the parties will reach an agreement to settle the dispute, in which case the Company intends to vigorously defend itself against the lawsuit. There can be no assurance that the lawsuit will be resolved in the Company’s favor. Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management away from its business. If the Company is unsuccessful in defending the lawsuit, it may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations. In the event we lose ownership of Techwell, we will lose the approximately $17.3 million of profit contribution since the acquisition of Techwell.

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

In July 2010, the Company met the master contractor and the master contractor agreed to arrange a further meeting to explore the possibility of settlement. No such meeting was arranged by date of this report.  The Company’s counsel in Dubai was preparing the legal documents for the claims as of September 30, 2010. On November 8, 2010 the Company issued a notice informing the master contractor that the Company would seek resolution through arbitration with 56 day waiting period for the master contractor to respond. In April 2011, the master contractor reiterated that it does not believe that it is obligated to pay to the Company any of the amounts that the Company believes it is due. The Company intends to file for arbitration in the Courts of Dubai in April 2011.

ITEM 4.  RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From September 28, 2007 to June 9, 2008, our shares of common stock were listed for trading on the NYSE Amex under the ticket symbol “RCH.” On June 10, 2008, our common stock commenced trading on the NASDAQ Global Select Market under the symbol "CAEI." As of March 31, 2011 we had approximately 59 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

On April 14, 2011 the closing sales price for our common stock on the NASDAQ Global Select Market was $1.22 per share.

The following table summarizes the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for each quarter in the years ended December 31, 2010 and 2009.

On December 21, 2010, we conducted a 1:4 reverse stock split and the per share prices below have been adjusted to reflect the split

	High	Low
Year ended December 31, 2010 (reversed split adjusted)
Fourth Quarter	$3.48	$1.39
Third Quarter	$3.96	$2.46
Second Quarter	$4.84	$3.04
First Quarter	$5.00	$3.66

Year ended December 31, 2009 (reversed split adjusted)
Fourth Quarter	$7.16	$3.68
Third Quarter	$11.36	$5.84
Second Quarter	$9.88	$3.56
First Quarter	$10.40	$2.40

The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years.  Please see “Risk Factors—Our stock price is volatile and you might not be able to sell your securities at or above the price you have paid.”

Dividend Policy

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We did not pay any cash dividends during 2010, 2009 and 2008.

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

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report.

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, difficulties related to integration and management of the combined operations of the Company and ConnGame; entrance into the highly competitive MMORPG online game industry and difficulties in developing, testing and launching games; identification and remediation of the Company's deficiencies and weaknesses in its internal controls over financial reporting, potential claims or litigation that may result from the occurrence of restatements; ability to identify and secure debt, equity, and/or other financing required to continue the operations of the Company; ability to obtain an extension for the required Company payments under the waiver agreement and ability to maintain the conditions of the bondholder; difficulties in moving into the online gaming market; reduction or reversal of the Company's recorded revenue or profits due to "percentage of completion" method of accounting and expenses; increasing provisions for bad debt related to the Company's accounts receivable; fluctuation and unpredictability of costs related to our products and services; adverse capital and credit market conditions; fluctuation and unpredictability of costs related to the Company's products and services; expenses and costs associated with its convertible bonds, regulatory approval requirements and competitive conditions; and various other matters, many of which are beyond our control.  Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described below in this Annual Report occur.  Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

The three largest customers accounted for 18% of the Company’s contract revenues for the year ended December 31, 2010. No customer accounts for 10% or more of the Company’s contract revenues in 2010.

International Projects

In 2009 and 2010, the spread of the global recession and reduction in the nature and scope of international construction projects have led us to primarily focus our attention on domestic projects in China.  Dubai, Doha, Kuwait and other Middle East region have suffered greatly under the impact of the global financial crisis.  Our projects have suffered significantly as well.  Beginning in 2009, we experienced a significant decrease in the project turnover and an increase in costs and delays in customer payments.  This negative trend has continued during fiscal 2010. Our results of operations have also suffered.  For instance, we have experienced significant difficulties with respect to our Dubai and Project, as discussed below under, "Dubai Metro Rail Project".

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

In the past, the number and size of our international projects had been increasing, but during 2009 our management has moved to refocus our resources to projects in the mainland China.  During the second quarter of 2009, we decided to terminate our work on the project in Singapore and stop the guarantee related to the project. No new international project was taken in 2010.

Domestic Projects

During 2010, we believe that the Chinese market has fared better than most of the international markets.  With the strength of our reputation and history of notable projects in China, we have been focusing our resources and efforts in our domestic market.   We believe that we have long-standing relationships with leading Chinese and international architects, having completed high profile projects in China.  During the year 2009, we commenced certain landmark projects in China, which consisted of the Changsha Train Station, Changsha Museum, Guangzhou Science Town, and projects in Jinan and Inner Mongolia. These projects are expected to be completed in 2010. During fiscal 2010, we signed the contracts for the projects of Beijing Jiangtai Business Centre, Wuhan Xinhaigeming Museum and Liuzhou Nanning Gymnasium and Natatorium. The total contract value of these projects are estimated to be approximately $18.9 million. These projects are expected to be completed in 2011.

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

•	Online Games—ConnGame expects to launch its first game in Q2 2011 and its another game in Q3 2011, subject to successful testing.

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

Warring State Online is developed based on the Turbo engine. We completed numerous closed beta tests for our first planned MMORPG game entitled "Warring State", a realistic MMORPG based on China's i it's conic characters and nostalgic epochs, featuring recreations of historically popular heroes and warlords set in dramatic backdrops and varied according to the four seasons. ConnGame conducted the fourth closed beta testing of Warring State in November 2010. During testing, thousands of players explored the game for three days to test their experience and performance of the game. The beta testing was viewed by our management as successful and management expects that, after one to two additional closed beta testing, "Warring State Online" could be launched to the marketing. It is anticipated that the open beta would occur in the first quarter of 2011.

During the 2010 fiscal year, ConnGame completed a contract with the China Ministry of Public Security for development of a Safe Driving Game project based on its proprietary "Apocalypse" game engine. The Company has recognized revenues of approximately $0.2 million from this project during the period.

ConnGame is a start-up, development-stage company and has not yet generated or realized material revenues from its business operations. We expect to incur significant expenses from ConnGame's operations primarily due to its continued research and development activities, the operations and marketing of its products. Operations expenses related to ConnGame's operations for the year ended December 31, 2010 totaled approximately $3.6 million, with a substantial majority of this amount relating to research and development expenses. ConnGame anticipates that during the next 12 months, it will incur additional expenses towards the operations and marketing of the products.

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

August 2010 Acquisition of 60% Equity Interest in ConnGame

In December 2009, we and First Jet Investments Limited (“First Jet”) entered into a letter of intent for the acquisition (“Letter of Intent”) that set forth the principal terms under which we would issue up to 6,250,000 shares of our common stock to First Jet to acquire 60% of the equity interest of ConnGame. In January 2010, our board of directors and stockholders approved our acquisition of a 60% equity interest in ConnGame. On August 11, 2010, we entered into a stock purchase agreement (“Agreement”) with First Jet, New Crown Technology Limited, a wholly owned subsidiary of First Jet and the holder of 100% of the equity interests of ConnGame (“New Crown”), and Mr. Jun Tang, the principal of First Jet and New Crown. Pursuant to the Agreement, we agreed to issue First Jet 6,250,000 shares of our common stock, $0.001 par value per share, in exchange for 60% of the equity interest of New Crown on the date of closing of the acquisition. The acquisition was completed on August 18, 2010.

Effective upon the closing of the acquisition, our Board of Directors appointed Mr. Jun Tang as a member and Chairman of the Board of Directors. Immediately prior to the effective time of Mr. Jun Tang’s appointment, Luo Ken Yi resigned as the Chairman of the Board of Directors but remains as a member of the Board. In addition, Mr. Tang Nianzhong resigned as a member of the Board of Directors to ensure that our company has a majority of independent directors on the Board in compliance with NASDAQ continued listing standards. In addition, on September 12, 2010, in relation to the acquisition of ConnGame, the following resignations and appointments occurred:

•	Luo Ken Yi resigned as the Chief Executive Officer and Mr. Luo maintained his position as President of the Company and a member of the Board of Directors of the Company (the “Board”),
•	Gene Michael Bennett resigned as the Company’s Chief Financial Officer,
•	Zheng Jin Feng and Zhao Bao Jiang each resigned as a director,
•	A new Chief Executive Officer was appointed, currently Zhixin (Steven) Xing,
•	Qin (Andy) Lu was appointed as the Acting Chief Financial Officer and Corporate Secretary,
•	Ping Xu was appointed as an independent director and as a member of the Audit Committee and Nominating and Corporate Governance Committee, and
•	Shibin Jo was appointed as an independent director and as a member of the Compensation committee and a member and chairman of the Nominating and Corporate Governance Committee, and
•	Chen Huang was appointed as an independent director and as a member of the Audit Committee.

Wavier Agreement

On February 24, 2010, we entered into an Amendment and Waiver Agreement (the “Waiver Agreement”) with the holders of our outstanding Variable Rate Convertible Bonds due 2012 (the “2007 Bonds”) and 12% Convertible Bonds due 2011 (the “2008 Bonds,” and collectively with the 2007 Bonds, the “Bonds”) and warrants to purchase 300,000 shares of our common stock expiring 2013 (the “2008 Warrants”). Pursuant to the Waiver Agreement, the holders of the Bonds and the 2008 Warrants agreed to waive their right to a reduction in the conversion price of the Bonds and the exercise price of the 2008 Warrants upon our anticipated issuance of up to 6,250,000 shares for the acquisition of a 60% ownership interest in ConnGame. Additionally, the holders of the 2008 Bonds agreed to waive any default under the terms and conditions of the trust deed governing the 2008 Bonds relating to the requirement that KGE Group Limited, our largest shareholder, own at least 45% of our issued and outstanding common stock. The waiver had a term of three months and expired on May 24, 2010. The parties entered into a new waiver on July 13, 2010, which has a three month term subject to the terms and conditions contained therein. As indicated above, we closed the ConnGame acquisition during the three-month period.

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

As of the date of this report, we did not pay make the payments required under the Waiver and we were negotiating with the Bondholders for extension of the scheduled payments dates.

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

Since we were unable to comply with the payment terms of the Waiver and unless we are able to successfully negotiate an extension of the scheduled payment dates, the issuance of the Shares could result in an adjustment of the conversion price of the Bonds and the 2008 Warrants pursuant to the governing Trust Deeds and warrant agreement, respectively, which could result in substantial dilution to our shareholders. The 2007 Bonds are currently convertible at a per share price of $9.80 per share and the 2008 Bonds and 2008 Warrants are convertible and exercisable, respectively, at $25.40 per share (taking into account the 1 for 4 share reverse stock split that occurred on December 21, 2010). If we are not able to obtain an extension for payment under the terms of the Waiver Agreement, an adjustment to the conversion and exercise prices could be adjustable downward to the value of the assets that we received for the issuance of the Shares, as calculated in accordance with the provisions of the Trust Deeds and the warrant agreement.

Dubai Metro Rail Project Dispute

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. We, through our subsidiary Techwell Engineering Limited, had been working towards completion of our external envelopes for stations along the Red Line of the Dubai Metro System. According to our original construction blueprint, the majority of our construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009. With less than 5% of our contract remaining to be completed, Techwell was removed by the master contractor of the project, who also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed. We and certain of our subsidiaries are guarantors of the bonds that were paid by the banks, and we are liable under the guarantee agreements for such amounts paid by the banks. We do not believe that the master contractor had a proper basis for calling the bonds and intend to vigorously pursue and defend all of our legal rights and remedies related to this dispute. We have engaged a construction claims consultant to facilitate resolution of this dispute. We and our construction claims consultant, based on a review of the facts, documents, and materials available, believe that we have a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as our final amount due for work performed through September 2009. We, with the assistance of our claims consultant, have been continuously evaluating the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in our and Techwell’s favor. The Company’s counsel in Dubai is preparing the legal documents for the claims by the time of this Annual Report.

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

One of the primarily reasons that the aging of Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009. The underlying receivable as of December 31, 2010 from the Dubai projects was approximately $42 million, which represented 52% of the total contract receivables as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment. The Company currently expects that there will be progress and payments will be received. However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable. For receivables related to the Dubai Project, the client delayed payment to us since April 2009 by refusing to issue the Certificates for Value of Work Done. No Certificates have been issued since April 2009. The Certificates are pre-requisites to proceed with payment to the Company. The client paid for all work for Certificates for Value of Work Done issued in or before April 2009. Such payments were made prior to December 31, 2009. As a result, no account receivables at December 31, 2010 represent work for the above-referenced Certificates issued in or before April 2009. The receivables as of December 31, 2010 were recognized in accordance with the Percentage of Completion Method and based on the claim consultant’s report on the estimated final value of work done that the Company completed as of December 31, 2010.

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

In July 2010, the Company met the master contractor and the master contractor agreed to arrange a further meeting to explore the possibility of settlement. On November 8, 2010 the Company issued a notice informing the master contractor that the Company would seek resolution through arbitration with 56 day waiting period for the master contractor to respond. In April 2011, the master contractor reiterated that it does not believe that it is obligated to pay to the Company any of the amounts that the Company believes it is due. The Company intends to file for arbitration in the Courts of Dubai in April 2011.

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

As of the date of this Annual Report, the Company, Mr. Ng, and Miss Yam, after several counter proposals among the parties, are still in discussions and negotiations to settle all disputes. However, there is no guarantee that the parties will reach an agreement to settle the dispute, in which case the Company intends to vigorously defend itself against the lawsuit. There can be no assurance that the lawsuit will be resolved in the Company’s favor. Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management away from its business. If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations. In the event we lose ownership of Techwell, we will lose the approximately $20.3 million of profit contribution since the acquisition of Techwell.

In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is still under negotiation of the settlement agreement with Mr. Ng as of December 31, 2010. The Company’s management intends to take further legal action in the event no settlement agreement could be reached by end of June 2011.

December 2010 Reverse Stock Split and Decrease of Authorized Shares

On December 17, 2010, we filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware effectuating a 1-for-4 reverse stock split (the “Reverse Stock Split”) of our common stock effective as of 12:01 AM EST on December 21, 2010. The Certificate of Amendment also reduced the number of authorized shares of common stock from 150 million to 100 million. Par value and other terms of our common stock were not affected by the Reverse Stock Split.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue and Cost Recognition –Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total cost for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Total estimated gross profit on a contract, being the difference between total estimated contract revenue and total estimated contract cost, is determined before the amount earned on the contract for a period can be determined. The measurement of the extent of progress toward completion is used to determine the amount of gross profit earned to date and that the earned revenue to date is the sum of the total cost incurred on the contract and the amount of gross profit earned.

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

Contract Receivable – Contract receivable represents billings to customers on the percentage of work completed and recognized to date based on contract price. An allowance is provided for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We record an allowance for doubtful collections for our outstanding contract receivable at the end of the period in accordance with generally accepted accounting principles in the United States, and we consider that allowance to be reasonable at December 31, 2010, 2009, and 2008. As of December 31, 2010, our provision for doubtful accounts was $5.5 million, which was 6.3% of our construction contract related receivables of $87.0 million.

Among the contract receivables as of December 31, 2010, $59.4 million was outstanding over 365 days and $18.5 million over 730 days, in total of $77.9 million which including $15.4 million of retention money which would only be settled after the retention periods of two or three years. The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate. The Company notes that its account receivables that are 365 and 720 days old are primarily related to the Company’s PRC operations, and the payment cycle in the PRC commonly entails a receivable being outstanding for over one to two years before collection. Such situations are particularly common in the construction market and with the clients from government. Since the Company’s older outstanding receivables are mainly of government projects, the final accounts and payments are required to be processed through a lengthy bureaucratic process in the PRC government. Based on the foregoing, and despite the receivables being outstanding from 365 to 720 days, the Company considers them to be realizable because the Company believes that there is a remote chance that the PRC Government will go into bankruptcy or otherwise refuse to make payment on the receivables. In addition, the Company has the policy of conducting a comprehensive review the aging of account receivables on a regular basis every three months. Furthermore, the Company has a designated staff member from one of its PRC subsidiaries to remain in constant communication with the Company’s various departments regarding PRC receivables collection status, and allowances for doubtful accounts is made, as necessary, based on the collection status updates. As of December 31, 2010, the contract receivables under aging of 1 to 30 days amounted to $3.4 million.

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

Income Taxes – The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented ASC 740-270, Accounting for Income Taxes . Income tax liabilities computed according to the United States, People’s Republic of China (PRC), Hong Kong SAR, Macau SAR and Australia tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

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

Goodwill and Intangible Assets - In accordance with ASC 350, “Goodwill and Other Intangible Assets.” the Company does not amortize goodwill or intangible assets with indefinite lives. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. The Company performs an analysis on its goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist. The goodwills presented as December 31, 2010, approximately $23.8 million, are attributable to the acquired subsidiaries. Approximately $15.8 million was attributed to ConnGame, which was acquired in August 2010, and approximately $8.0 million was attributed to Techwell Engineering Limited. There are several instances that may cause the Company to further test its goodwill for impairment between the annual testing periods including: (i) continued deterioration of market and economic conditions that may adversely impact its ability to meet its projected results; (ii) declines in the Company’s stock price caused by continued volatility in the financial markets that may result in increases in its weighted-average cost of capital or other inputs to its goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of the Company’s reporting units. In the year ended December 31, 2010, the Company believes that no instance indicates that an impairment could exist in respect to Techwell.
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

Results of Operations

The following table sets forth our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 in U.S. dollars:

	Year Ended December 31,
	2010	2009

	(in thousands, except share amounts and earnings per share)
Contract revenues earned	$27,565	117,191

Cost of contract revenues earned	(25,654)	(94,722)

Gross profit	$1,911	22,469

Selling, general and administrative expenses	(16,014)	(21,092)

Non-recurring general and administrative expenses	—	—
Finance Expense	—	—
Income/(Loss) from operations	$(14,103)	1,377
Interest income	11	58
Interest expense	(7,630)	(6,331)

Other income	865	177
Other expenses	(2,314)	(329)
Income/(Loss) before taxation	$(23,171)	(5,048)

Income tax	(24)	107
Discontinued Operation Loss, net of tax	—	(1,901)
Net Earnings/(Loss)	(23,195)	(6,842)
Net Loss attributable to non-controlling interest	892	33
Net Earnings/(Loss) attributable to the Company	$(22,303)	(6,809)
Basic net income/(loss) per common share	(1.39)	(0.51)
Diluted net income/(loss) per common share	(1.39)	(0.51)

Basic weighted average common shares outstanding (reverse split adjusted)	16,091,958	13,314,825
Basic weighted average common shares outstanding (reverse split adjusted)	16,091,958	13,314,825

Years ended December 31, 2010 and 2009

Contract revenues earned for the year ended December 31, 2010 were $27.6 million, a decrease of $89.6 million, or 76%, from the contract revenues earned of $117.2 million for the comparable period in 2009. The primary reasons for the decrease in contract revenues earned was due to the decline in the global economy and construction industry and the resulting negative effects on our business operations, in addition to few new projects for our company in 2010 after our completion of international projects in 2009 such as the Dubai Metro Red Line and Doha High Rise Office Tower. We believe our cessation of international projects contributed significantly to the decline in our revenue, as approximately 57% of our annual revenue came from international projects in 2009, while 2% of our annual revenue came from international projects in the 2010 fiscal year. Of our total contract revenues earned, approximately $0.2 million was generated from operations through ConnGame.

Cost of contract revenues earned for year ended December 31, 2010 was $25.7 million, a decrease of $69.0 million, or 73%, from $94.7 million for the comparable period in 2009. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. The decrease in costs of contract revenues earned was primarily due to a reduction in the number of projects and thus, a decrease in the revenues earned, as stated above. Provisions for estimated losses on uncompleted contracts are charged to cost of contract revenues earned in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Cost of revenues related to our MMORPG gaming operations were approximately $55,905 for the 2010 fiscal year.

Gross profit for the year ended December 31, 2010 was $1.9 million, a decrease of $20.6 million, or 92%, from $22.5 million for the comparable period of 2009. Our gross margin for the year ended December 31, 2010 was 6.9% as compared with 19.2% for the year ended December 31, 2009. The decrease in gross margin was primarily a result of increases in raw material, labor and administrative costs in our domestic market of China including effects of recent RMB appreciation as well as the adjustments in accordance to the percentage-completion method for accounting of projects revenue. Such adjustments were made as a result of increases in the projects’ estimated costs, which reduced the projects’ estimated profits and the revenues.

Selling, general and administrative expenses were $16.0 million for the year ended December 31, 2010, a decrease of approximately $5.1 million, or 24.2%, from approximately $21.1 million for the comparable period in 2009. The decrease was due to decrease in revenue in earned. Among the selling, general and administrative expenses which included $1.9 million stock compensation granted and $6.0 million bad debts expenses, payroll and social securities was the largest expenditure of the group, which accounted for approximately 19.4% of the expenses during the 2010 fiscal year. Other major expenses included rental expenses of 5.6% and depreciation expenses of 5.3%.

Interest expenses and finance expenses were $7.6 million for the year ended December 31, 2010, an increase of $1.3 million, from approximately $6.3 million for the comparable period in 2009. The increase was primarily due to the additional interest expense in the 2010 fiscal year related to borrowing by short-term bank loans and the acceleration of interest expenses on convertible bonds.

Income tax expenses were $24,000 for the year ended December 31, 2010 at an effective tax rate of 0.11%, compared with income tax benefit of $107,000 for the same period of 2009 at an effective tax rate of -2.11%.

As a result of the above, net loss for the year ended December 31, 2010 was $22.3 million, an increase of $15.5 million, or 228%, from net loss of $6.8 million for the comparable period in 2009.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $4.1 million.

Prior to October 17, 2006, we financed our business operations through short-term bank loans, cash provided by operations, and credit provided by suppliers. On October 17, 2006, concurrently with the close of our Share Exchange, we received gross proceeds of $3.7 million in a private placement transaction. In October 2007, we completed an initial public offering consisting of 847,550 shares of our common stock. Our sale of common stock resulted in net proceeds of approximately $2.0 million.

We have also financed our operations through the issuance of convertible bonds. On April 12, 2007, we completed a financing transaction pursuant to which we issued the 2007 Bonds in the principal amount of $10 million. The 2007 Bonds bear cash interest at the rate of 6% per annum for the first year after April 12, 2007 and 3% per annum thereafter, of the principal amount of the 2007 Bonds. Each 2007 Bond is convertible at an initial conversion price of $14.00 per share (adjusted for the December 2010 reverse stock split). At any time after April 12, 2010, holders of the 2007 Bonds can require us to redeem the 2007 Bonds at 126.51% of the principal amount. We are required to redeem any outstanding 2007 Bonds at 150.87% of its principal amount on April 4, 2012. In September 2008, $2 million worth of bonds were converted into shares of common stock pursuant to which we issued 571,428 shares of common stock.

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

On July 13, 2010, we entered into the Waiver Agreement with the holders of our 2007 Bonds and 2008 Bonds and 2008 Warrants. Under the Waiver Agreement, we agreed to pay the Bondholders the interest on the Bonds in the amount of approximately $3.84 million on scheduled dates, of which we made a payment of approximately $1.26 million on March 31, 2010 and $1.32 million on April 15, 2010. Under the terms of the waiver, we agreed that we would pay to the bondholders all outstanding interests in arrears on the Bonds, plus all other applicable interest up until the payment date, within 30 days after the closing of the issuance of the shares to acquire ConnGame, but which in any event, would not be later than September 30, 2010. We also agreed to repay an overdraft facility in the amount of approximately $4.91 million on three scheduled dates. We made payment of approximately one-half of this amount and agreed to pay all unsettled amounts, which include all outstanding principal and interest amounts, within 30 days after the closing of the issuance of the Shares, but which in any event, would not be later than September 30, 2010. We also agreed that we will not repay or prepay any debt prior to its currently scheduled due date until we make all of the payments specified in the Waiver and the Bonds have been redeemed in full and that any new indebtedness incurred by us for the purpose of repaying the overdraft facility shall (i) not exceed the outstanding amount due and payable under the overdraft facility and (ii) be subordinated to all amount owed under the Bonds. The closing of the ConnGame acquisition was completed on August 18, 2010.

As of December 31, 2010, we did not pay make the required payments scheduled under the waivers and was negotiating with the Bondholders for extension of the date of the scheduled payments. If we are required to repurchase all or a portion of the outstanding amount of $28.0 million in bonds and we do not have sufficient cash to make the repurchase, we will be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price.

As indicated above, on April 15, 2011, the 2008 Bonds were matured. The payables amount to $23.3 million. The Company did not redeem the Bonds and was under negotiation with the Bondholders for the repayment schedule.

Full Art International Limited incurred an automobile capital lease obligation due November 9, 2012 that had an outstanding amount of $108,845 as of December 31, 2010.

On February 19, 2008, we and Techwell Engineering Limited were granted a bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000, which is also the total amount of cash collateral for the facility. All cash collateral was then fully used to off-set a portion of the calling of the bonds for projects in Dubai by the beneficiary. As of December 31, 2010, the facility was converted into the temporary loan of $4.5 million resulted from the calling of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%.

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among CHINA CGAME, INC., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000 that increased the total amount of cash collateral to $3,000,000. In September 2009, $2,818,440 of the cash collateral was used to off-set of the calling of the bonds for projects in Dubai by the beneficiary. As of December 31, 2010, the facility amount was reduced to $0.9million and was fully utilized.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978). On September 30, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Open Account Financing and Overdraft in Current Account up to RMB16,800,000. ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued and Open Account Financing. As of December 31, 2010, Zhuhai KGE utilized RMB Nil (US $Nil) of Bank Accepted Draft and RMB11.0 million (US$1.7 million) of Overdraft in Current Account.

In September 2009, the beneficiary of a performance bond and advance payment bonds for the projects in Dubai demanded the drawing of approximately $9.4 million in total from the two issuing banks, ABN AMRO Bank NV and HSBC. The calling of the bonds was based on the beneficiary’s belief that it had paid in excess of the construction work performed. We do not believe that the beneficiary had the proper basis for calling the bonds and intend to vigorously defend all of their rights and remedies related to the dispute.As of December 31, 2010, after an offset against collateral accounts that we held with the banks, there was approximately $4.5 million in a shortfall amount due to ABN AMRO Bank NV by us that was not paid off. Such amount is currently outstanding as the temporary loan from the bank at the interest rate at the bank’s cost of funds plus 6%.

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

We experienced revenue of $27.6 million for the year ended December 31, 2010 compared to revenue of $117.2 million for the same period in 2009. Construction contract related receivables, including contract receivables and costs and earnings in excess of billings as of December 31, 2010 were $84.4 million, a decrease of $12.9 million from construction related receivables of $97.3 million as of December 31, 2009. The decrease was a result of the reduction in projects revenue.

The collection period typically runs from two months to one year, the long aging of receivables reflects the long collection period. In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders.

Among the $87.0 million contract receivables as of December 31, 2010, $59.4 million (68.3%) was outstanding over 365 days and $18.5 million (21.2%) over 730 days, in total of $77.9 million which including $15.4 million (19.8%) million of retention money which would only be settled after the retention periods of two or three years. The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate. The Company notes that its account receivables that are 365 and 720 days old are primarily related to the Company’s PRC operations, and the payment cycle in the PRC commonly entails a receivable being outstanding for over one to two years before collection. Such situations are particularly common in the construction market and with the clients from government. Since the Company’s older outstanding receivables are mainly of government projects, the final accounts and payments are required to be processed through a lengthy bureaucratic process in the PRC government.

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

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We effected a direct write off of $7.1 million provisions to the account receivables during the year ended December 31, 2010. We recorded additional provision for doubtful accounts of $6.0 million in the year ended December 31, 2010. As of December 31, 2010, our provision for doubtful accounts was $5.5 million, which was 6.4% of our gross construction contract related receivables of $87.0 million. We believed our current reserve for doubtful accounts is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts. As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

In addition to the foregoing, we had a provision for contracts receivables that was reclassified as “Other receivable” in the amount of approximately $11.4 million that represented account receivables of a subsidiary, Techwell Engineering Ltd. (Techwell). The receivables were acquired through our acquisition of the Techwell in 2007 and have been outstanding since acquisition. The receivables are guaranteed by previous shareholders of Techwell if not paid within 24 months of the acquisition. Accordingly, the provision was made and the receivable amount was transferred to amount due from the shareholders under other receivable balances.

We have also funded our operations through loans made to us by our two largest shareholders. All of these loans are interest-free, fee-free and due upon demand. As of December 31, 2010, the balance of these loans was approximately $9.5 million, as compared to $13.6 million as of December 31, 2009.

At December 31, 2010, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

Net cash provided by operating activities for the year ended December 31, 2010 was approximately $4.9 million, as compared to $21.2 million used in the same period in 2009. The change was primarily due to differences in changes in receivables $11.5 million, payables $2.4 million and stock compensation expenses $2.0 million.

Net cash used in investing activities was approximately $14.6 million for the year ended December 31, 2010 compared to approximately $4.2 million net cash provided for the year ended December 31, 2009. The change was mainly a result of the difference in change in restricted cash $15.8 million and the acquisition of goodwill in 2010.

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2010 compared to $8.3 million provided by for the year ended December 31, 2009. The change was primarily due to difference in changes of repayments of notes payables $10.2 million.

Contractual obligations

The following table describes our contractual commitments and obligations as of December 31, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,913,291	1,037,869	875,422	-	-
Contingent Liabilities (1)	$910,000	$910,000	$-	$-	$-
Long-term debt (2)	$28,991,263	22,687,021	6,304,242	-	-

(1)	The amount represents $910,000 retention bond expiring December, 2011 issued by HSBC.

(2)
Includes the $8 million convertible bond which is required to be redeemed at 150.87% at maturity at April 4, 2012, which may also be converted into our common stock at a current conversion price of $9.80 per share, accordingly we may re-classify upon conversion, if any. Also includes the $20 million convertible bond which is required to be redeemed at 116.61% at maturity at April 15, 2011, which may be converted into our common stocks at a current conversion price of $25.40 per share, accordingly we may re-classify upon conversion, if any (adjusted for the December 2010 reverse stock split).

Quarterly Information

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	Total

Contract revenues earned	$5,943	$4,442	$5,708	$11,472	27,565
Income / (loss) from operations	(3,313)	(6,620)	(2,275)	(1,895)	(14,103)
Net earnings (loss)	(6,967)	(8,486)	(3,330)	(3,520)	(22,303)
Net earnings / (loss) per share:
Basic and Diluted (reverse split adjusted)	(0.43)	(0.53)	(0.21)	(0.22)	(1.39)

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total

Contract revenues earned	$24,691	$25,558	$30,599	$36,343	$117,191
Income / (loss) from operations	389	(5,074)	3,832	2,230	1,377
Net earnings (loss)	(1,918)	(8,387)	2,552	944	(6,809)
Net earnings / (loss) per share:
Basic and Diluted (reverse split adjusted)	(0.16)	(0.63)	0.20	0.08	(0.51)

Segment Information

We have one reportable segment that conducts business in the following geographic regions. All amounts are in thousands.

Revenues

	For the year ended December 31,
	2010	2009

Middle East	$366	$58,685
Asia	27,012	51,979
United States	148	6,527
Total	$27,565	$117,191

Long-lived assets

	Middle East	Asia	United States	Total
As of December 31, 2010
Plant and equipment, net	$279	$2,568	$74	$2,921
Intangible assets	-	168	-	168
Goodwill	-	23,772	-	23,772
Other non-current assets	187	227	-	414
Total	$466	$26,735	$74	$27,275

As of December 31, 2009
Plant and equipment, net	$384	$2,026	$130	$2,540
Intangible assets	-	71	-	71
Goodwill	-	7, 996	-	7, 996
Other non-current assets	161	95	31	287
Total	545	$10,188	$161	$10,894

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to CHINA CGAME, INC.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework . Based on this assessment, management believes that as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria and due to material weaknesses.

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The changes include the integration of ConnGame, which was acquired in August 2010, in addition to the appointment of a new principal officer and such other actions as described above under “Remediation Efforts.”

ITEM 9B. OTHER INFORMATION

On April 13, 2011, Miu Cheung resigned as a director of the Company, effective immediately. Mr. Cheung’s resignation was not due to a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedule: See Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

3. Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

3.1
Certificate of Incorporation of CHINA CGAME, INC. (incorporated by reference from Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 20, 2004).

3.1(a)
Certificate of Amendment of Certificate of Incorporation dated July 8, 2005 (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 11, 2005)

3.1(b)
Certificate of Amendment of Certificate of Incorporation dated July 8, 2005 (incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010)

3.1(c)
Certificate of Amendment of Certificate of Incorporation dated July 8, 2005, dated and as filed with the Secretary of State of Delaware on December 17, 2010 (incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010)

3.2
Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 20, 2004, and incorporated herein by reference).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).
3.4
Certificate of Ownership and Merger, dated and as filed with the Secretary of State of Delaware on March 25, 2011 (incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011)

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

4.12	CHINA CGAME, INC. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).
4.13	Amendment No. 1 to CHINA CGAME, INC. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).
4.14	Amendment No. 2 to CHINA CGAME, INC. 2009 Omnibus Incentive Plan ((incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).
4.15
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

4.18
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

10.13
Employment Agreement dated September 12, 2010 by and between the Registrant and Wing Lun (Alan) Leung (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010).

10.14
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

10.17
Subscription Agreement, dated March 27, 2007, by and between the Registrant and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007).

10.18
Joint Venture Agreement dated May 11, 2007 entered into by and between CPD (Australia) Holding Pty Ltd. and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007).

10.19
Form of Registration Rights Agreement entered into by and between the Registrant, First Alliance Financial Group, Inc. and WestPark Capital, Inc. Affiliates (incorporated by reference to Exhibit 10.16 to Form S-1/A filed with the Securities and Exchange Commission on September 4, 2007).

10.19(a)
Form of Waiver of Penalties Related to Registration Rights entered into by and between the Registrant, First Alliance Financial Group, Inc. and WestPark Capital, Inc. Affiliates (incorporated by reference to Exhibit 10.16(a) to the Form S-1/A filed with the Securities and Exchange Commission on September 4, 2007).

10.19(b)
Written description of oral agreement between the Registrant, First Alliance Financial Group, Inc., and WestPark Capital, Inc. Affiliates (incorporated by reference to Exhibit 10.16(b) to the Form S-1/A filed with the Securities and Exchange Commission on September 21, 2007).

10.20	CHINA CGAME, INC. 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).
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

10.25
Stock Purchase Agreement dated November 6, 2007, entered into by and among Ng Chi Sum, Yam Mei Ling, the Registrant and Full Art (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007).

10.26
Stock Purchase Agreement dated August 11, 2010, among CHINA CGAME, INC., First Jet Investments Limited, New Crown Technology Limited and Jun Tang (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010).

10.27
Subscription Agreement, dated April 2, 2008, by and among the Registrant, ABN AMRO Bank N.V., London Branch, CITIC Allco Investments Ltd., and CITIC Capital Finance Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008).

10.28
Employment Agreement with Albert Jan Grisel dated as of January 12, 2009 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).

10.29
Employment Agreement with Li Chengcheng dated as of March 30, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009).

10.30
Employment Agreement with Gene Michael Bennett dated as of October 5, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009).

10.31
Stock Option Agreement with Gene Michael Bennett dated as of October 5, 2009 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2009).

10.32
Securities Purchase Agreement dated as of August 6, 2009 by and between CHINA CGAME, INC., KGE Group Limited and certain investors (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2009).

10.33	Amendment and Waiver Agreement dated as of August 6, 2009, by and among CHINA CGAME, INC., KGE Group Limited, ABN AMRO Bank N.V., London Branch, and CITIC Allco Investment Ltd.
10.34
Loan Agreement dated June 17, 2009 entered into by and between KGE Group Ltd. and the Company (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).

10.35
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

10.35(a)
Amendment and Waiver Agreement dated July 13, 2010 by and among The Royal Bank of Scotland N.V., London Branch (formerly ABN AMRO Bank N.V., London Branch); CITIC Capital China Mezzanine Fund Limited; The Royal Bank of Scotland (China) Co. Ltd. Shenzhen Branch (formerly ABN AMRO Bank (China) Co., Ltd., Shenzhen Branch); Mr. Luo Ken Yi; Mr. Jun Tang; KGE Group Limited; and First Jet Investments Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 19, 2010).

10.36
Framework Agreement of Marine Park and Holiday Resorts Project entered into by and between the Company and Shanghai Nine Dragon Co. Ltd (translated) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 17, 2009).

10.37
Supplemental Agreement to Cooperation Agreement dated March 30, 2011, by and between Shanghai ConnGame Network, Ltd and the Administrative Committee of Jiangsu Wujin High Technology Industrial Development Zone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011).

10.38	Cooperation Agreement dated July 12, 2010 by between the Shanghai ConnGame Network Co., Ltd and The Administrative Committee of Jiangsu Wujin High Technology Industrial Development Zone.
23.1	Consent of Samuel H. Wong & Co., LLP
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Changzhou, People’s Republic of China, on April 15, 2011.

CHINA CGAME, INC.

April 15, 2011	By:	/s/ Zhixin (Steven) Xing
	Name:	Zhixin (Steven) Xing
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jun Tang	Chairman of the Board	April 15, 2011
Jun Tang

/s/ Zhixin (Steven) Xing	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2011
Zhixin (Steven) Xing
/s/ Qin (Andy) Lu	Acting Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	April 15, 2011
Qin (Andy) Lu

/s/ Luo Ken Yi	Director and President	April 15, 2011
Luo Ken Yi

/s/ Ping Xu	Director	April 15, 2011
Ping Xu

/s/ Shibin Jo	Director	April 15, 2011
Shibin Jo

/s/ Chen Huang	Director	April 15, 2011
Chen Huang

/s/ Kelly Wang	Director	April 15, 2011
Kelly Wang

/s/ Chia Yong Whatt	Director	April 15, 2011
Chia Yong Whatt

CHINA CGAME, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(Stated in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of China CGame, Inc.

We have audited the accompanying consolidated balance sheets of China CGame, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China CGame, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended December 31, 2010 have been prepared assuming that Company will continue as a going concern. The Company has suffered operation net loss of $23,195,174 in the current year. As of December 31, 2010, the Company has an accumulated deficit of $11,172,099 due to the fact that the Company continued to incur losses over the past few years. The Company also has difficulty to maintain sufficient working capital for operation activities. All of these matters raise substantial doubt of its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 20. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	Samuel H. Wong & Co., LLP
April 14, 2011	Certified Public Accountants

CHINA CGAME, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)
	Notes	As of December 31,
		2010	2009
ASSETS
Current assets
Cash and cash equivalents		$4,129,992	$740,125
Restricted cash		334,888	3,033,819
Contract receivables, net	(3)	81,440,212	89,189,103
Costs and earnings in excess of billings		3,009,487	8,100,580
Job disbursements advances		2,519,798	2,696,794
Other receivables, net	(4)	26,357,227	30,768,067
Inventories	(5)	30,117	727,499
Deferred income taxes, current		112,625	113,033
Other current assets		191,865	297,838
Total current assets		118,126,211	135,666,858

Non-current assets
Plant and equipment, net	(6)	2,920,593	2,539,457
Intangible Assets	(7)	167,813	70,610
Goodwill		23,771,636	7,995,896
Other non-current assets		414,980	287,586

TOTAL ASSETS		$145,401,233	$146,560,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	(8)	$6,281,185	$9,529,880
Convertible Bond Payable due within one year, net	(9)	22,687,021	-
Accounts payable		28,709,080	26,614,484
Billings over costs and estimated earnings		8,901,533	6,098,666
Amount due to shareholder		13,592,883	10,080,345
Other payables	(10)	10,962,392	9,360,314
Income tax payable		-	-
Business and other taxes payable		4,432,562	4,923,771
Customers’ deposits		254,771	6,392,676
Other Accruals	(11)	6,819,560	4,324,011
Total current liabilities		102,640,987	77,324,147

See Accompanying Notes to the Financial Statements and Accountant’s Report

CHINA CGAME, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)
	Notes	As of December 31,
		2010	2009

Non-current liabilities
Long term bank loans	(8)	$32,013	$109,239
Convertible bond payable, net	(9)	6,304,242	24,564,161

TOTAL LIABILITIES		$108,977,242	$101,997,547

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2010 and 2009		-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,039,825 and 13,314,825 shares issued and outstanding at December 31, 2010 and 2009, respectively		$20,040	$13,315
Additional paid in capital		43,880,995	26,535,818
Statutory reserves		3,040,595	3,040,595
Accumulated other comprehensive income		1,572,840	3,868,437
Retained earnings		(11,172,099)	11,131,084
Total Company shareholders’ equity		37,342,371	44,589,249
Non-controlling interests		(918,380)	(26,389)
Total shareholders’ equity		36,423,991	44,562,860
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$145,401,233	$146,560,407

See Accompanying Notes to the Financial Statements and Accountant’s Report

CHINA CGAME, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Notes	Years ended December 31,
		2010	2009

Contract revenues earned	(12)	$27,565,254	$117,190,918
Cost of contract revenues earned		25,654,242	94,721,967
Gross profit		$1,911,012	$22,468,951

Selling, general and administrative expenses		16,014,371	21,092,107

Income / (Loss) from operations		$(14,103,359)	$1,376,844

Interest income		10,759	58,425
Interest expense		(7,629,462)	(6,331,493)
Other income		864,764	176,871
Other expenses		(2,313,538)	(329,241)
Income / (Loss) before taxation on Continuing Operations		$(23,170,836)	$(5,048,594)
Income tax /(tax benefit)	(13)	24,338	(107,031)
Discontinued Operation Loss, net of tax	(14)	-	1,900,794
Net Earnings/(Loss) including non-controlling interest		$(23,195,174)	$(6,842,357)

Net Loss attributable to non-controlling interest		891,991	33,020

Net Earnings/(Loss) attributable to the Company		$(22,303,183)	$(6,809,337)

Earnings/(Loss) per share:
Basic		$(1.39)	$(0.51)
Diluted		$(1.39)	$(0.51)

Weighted average shares outstanding:
Basic		16,091,958	13,314,825

Diluted		16,091,958	13,314,825

See Accompanying Notes to the Financial Statements and Accountant’s Report

CHINA CGAME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Years ended December 31,
	2010	2009
Cash flows from operating activities
Net Earnings/(loss)	$(22,303,183)	$(6,842,357)
Non-controlling interest	(891,991)	33,020
Depreciation expense	945,716	851,441
Bad debt expense	5,973,576	1,426,685
Amortization expenses on intangible assets	56,090	19,735
Amortization expenses on convertible bond discount	4,427,102	1,549,682
Equity compensation expenses	1,976,902	4,976
Loss on disposal of fixed assets	207,482	2,670,851
Deferred income tax	408
(Increase)/decrease in inventories	697,382	(418,657)
Increase/(decrease) in receivables	11,454,244	(23,068,960)
(Increase)/decrease in other assets	(21,421)	551,698
Increase in payables	2,365,976	2,061,608
Net cash used in operating activities	$4,888,283	$(21,160,278)

Cash flows from investing activities
Decrease/(increase) in restricted cash	$2,698,931	$4,417,569
Purchases of intangible assets	(153,293)	(44,148)
Purchase of goodwill	(15,775,740)	-
Loss from disposal of intangible assets	-	4,523
Purchases of assets	(1,534,334)	(209,639)
Net cash provided/(used) in investing activities	$(14,764,436)	$4,168,305

Cash flows from financing activities
Proceeds from / (Repayments) of short-term loans	$(3,325,921)	$9,529,880
Repayments of short-term loans	-	-
Repayments of notes payable	-	(10,193,088)
Repayments of long-term loans	-	(219,046)
Proceeds from / (Repayments ) of shareholder loan	3,512,538	9,155,658
Repayments of amount due to shareholder	-	-
Increase in additional paid in capital from issuance of common stock	-	-
Issuance of convertible bond and warrants	-	-
Net cash provided in financing activities	$(3,383,379)	$8,273,404

Net increase/(decrease) in cash and cash equivalents	$(9,689,536)	$(8,718,569)
Effect of foreign currency translation on cash and cash equivalents	(2,295,597)	(57,508)
Cash and cash equivalents - beginning of year	740,125	9,516,202
	(11,245,008)	740,125

Cash and cash equivalents - end of year	$4,129,992	$740,125
Non-cash transactions
Issuance of stock for subsidiary acquisition	15,375,000

Other supplementary information:
Cash paid during the year for:
Interest paid	$2,580,000	$508,055
Income tax paid	$-	$-
See Accompanying Notes to the Financial Statements and Accountant’s Report

CHINA CGAME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
AS OF DECEMBER 31, 2010 AND 2009
(Amount Stated in USD)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Non-controlling Interest	Total
Balance, January 1, 2009	13,314,825	$13,315	$23,076,534	$3,040,595	$5,450,632	$17,940,421	$10,541	$49,532,038
Net Loss including non-controlling interests						(6,809,337)	(33,020)	(6,842,357)
Additional Paid-in Capital from warrants and beneficial conversion			3,454,308					3,454,308
Additional Paid-in Capital from grant of employee stock options			4,976					4,976
Foreign currency translation adjustment					(1,582,195)			(1,582,195)
Non-controlling interests							(3,910)	(3,910)
Total comprehensive income								(4,969,178)
Balance, December 31, 2009	13,314,825	13,315	$26,535,818	3,040,595	3,868,437	11,131,084	(26,389)	44,562,860

Balance, January 1, 2010	13,314,825	13,315	$26,535,818	$3,040,595	$3,868,437	$11,131,084	$(26,389)	$44,562,860
Net loss including non-controlling interests						(22,303,183)	(891,991)	(23,195,174)
Additional Paid-in Capital from grant of employees stock options			19,902					19,902
Value of stocks grant to employees	475,000	475	1,956,525					1,957,000
Value of stocks to acquire New Crown	6,250,000	6,250	15,368,750					15,375,000
Foreign currency translation adjustment					(2,295,597)			(2,295,597)
Balance, December 31, 2010	20,039,825	$20,040	$43,880,995	$3,040,595	$1,572,840	$(11,172,099)	$(918,380)	$36,423,991

	Comprehensive	Comprehensive
	Income	Income	Accumulated
	2010	2009	Total
Net Income	$(22,303,183)	$(6,809,337)	$(29,112,520)
Unrealized Gain (Loss) on Investment		-	-
Foreign Currency Translation Adjustment	(2,295,597)	(1,582,195)	(3,877,792)

	$(24,598,780)	$(8,391,532)	$(32,990,312)

The accompanying notes are an integral part of these financial statements.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

CHINA CGAME, INC. (the “Company”) formerly China Architectural Engineering, Inc., was incorporated in the State of Delaware, United States on March 16, 2004. The Company’s common stock was initially listed for trading on the NYSE Amex LLC on September 28, 2007.  The Company transferred its listing to The NASDAQ Stock Market LLC on June 10, 2008.

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

On August 18, 2010, pursuant to a stock purchase agreement that was entered into on August 11, 2010 by and among the Company, First Jet Investments Limited (“First Jet”), New Crown Technology Limited, First Jet’s wholly-owned subsidiary (“New Crown”) and Mr. Jun Tang, the principal of First Jet and New Crown, the Company completed an acquisition of 60% of the issued and outstanding shares of New Crown, which is the holder of 100% of the equity interests of Shanghai ConnGame Network Ltd. (“ConnGame”).  In exchange for the 60% equity interest of New Crown, the Company issued 6,250,000 shares of the Company’s common stock, $0.001 par value per share, to First Jet.  ConnGame is a company organized under the laws of the People’s Republic of China with a registered capital of RMB 10,000,000.  ConnGame is a developer and publisher of MMORPG (Massively Multiplayer Online Role Playing Game). Since ConnGame has not launched any games, no material revenue has been generated in year 2010. In connection with the foregoing transaction, the Company transferred to New Crown 100% of the equity interests of China Architectural Engineering (Shenzhen) Co., Ltd., which had immaterial operations and assets at the time of transfer.

In August 2010, connection with the acquisition of ConnGame and the issuance of 6,250,000 shares of the Company's common stock, the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000 shares of common stock.

Effective December 21, 2010, the Company conducted a 1-for-4 Reverse Stock Split of all issued and outstanding shares of its common stock and reduced the number of the authorized shares of the common stock from 150,000,000 to 100,000,000. Upon the effect of the Reverse Stock Split, the Company’s issued and outstanding shares reduced from 80,156,874 to 20,039,825. Except as otherwise specified, all information in these financial statements and notes and all share and per share information has been retroactively adjusted to reflect the reverse stock split.

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

As of December 31, 2010, detailed identities of the consolidating subsidiaries are as follows:

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (Stated in US Dollars)

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

The Company performs an analysis on its goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist.  Of the goodwill presented as December 31, 2010, approximately $23.8 million is attributable to the acquired subsidiaries.

Approximately $15.8 million was attributed to ConnGame, which was acquired in August 2010, and approximately $8.0 million was attributed to Techwell Engineering Limited. There are several instances that may cause the Company to further test its goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact its ability to meet its projected results; (ii) declines in the Company’s stock price caused by continued volatility in the financial markets that may result in increases in its weighted-average cost of capital or other inputs to its goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of the Company’s reporting units. In the year ended December 31, 2010, the Company believes that no instance indicates that an impairment could exist in respect to Techwell.

With respect to Techwell, material assumptions include:  (1) The reporting unit continues to have the profitable operations for a period of next 10 years; (2) the revenue has the steady annual growth rate ranging from 5% to 8% as in line with the estimated growth rate of PRC economy; (3) costs of funds kept stable for the period of next 10 years resulting in a stable discount rate for the projection of estimated fair value; and (4) no material change in the prevailing payment terms of the construction industry that allowing the working capital requirement kept at a low level at 15%.  Uncertainties include: (1)  The ability of the reporting unit to continue as a  profitable operation may be affected by changes in technologies and the market of the construction industry; (2) the growth of the PRC economy may not be as steady as projected that in turn affect the steady growth of the revenue of the reporting unit, (3) it is also uncertain about the capital market that affect the costs of fund of the company; and (4) the prevailing payment terms used in the construction industry may be changed as a result of changes in the business environment for the construction industry. Potential events include (1) the appreciation of the value of RMB that would slow down the export and in turn the economic development of China that in turn have negative effect of property development industry in China; and (2) the controlling policies towards the property market by the PRC government.

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The calculation of diluted weighted average common shares outstanding for the years ended December 31, 2010 and 2009 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

Components of basic and diluted earnings per share were as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
Net Earnings/(Loss) attributable to the Company	$(22,303,183)	$(6,809,337)

Basic Weighted Average Shares Outstanding	16,091,958	13,314,825
Dilutive Shares:
- Addition to Common Stock from Conversion of Bonds	-	-
- Addition to Common Stock from Exercise of Warrants	-	-

Diluted Weighted Average Outstanding Shares:	16,091,958	13,314,825

Earnings Per Share
- Basic	$(1.39)	$(0.51)
- Diluted	$(1.39)	$(0.51)

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

•
The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in the PRC and Hong Kong.  Based on the consolidated net income for the year ended December 31, 2010, the Company shall be taxed at the 34% tax rate.

•	Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate.

•	New Crown Technology Limited is subject to a Hong Kong profits tax rate of 16.5%.

•	Shanghai ConnGame Network Ltd. is located in Shanghai and is subject to a 25% income tax rate.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(n)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $3,668, and $11,302 for the years ended December 31, 2010 and  2009, respectively.

(o)	Research and development

All research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses were $3,102,729 and $2,926 for the years ended December 31, 2010 and 2009, respectively.

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

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at December 31, 2010 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2010	2009
Period end RMB : US$ exchange rate	6.6118	6.8372
Average yearly RMB : US$ exchange rate	6.7788	6.8331

Period end HKD : US$ exchange rate	7.7832	7.7551
Average yearly HKD : US$ exchange rate	7.7695	7.7518

Period end AED : US$ exchange rate	3.6737	3.6738
Average yearly AED : US$ exchange rate	3.6737	3.6710

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in US Dollars)

3.	CONTRACT RECEIVABLES

	December 31, 2010	December 31, 2009
Contract receivables	$86,972,165	$95,831,489
Less: Allowance for doubtful accounts	(5,531,953)	(6,642,386)

Net	$81,440,212	$89,189,103

Allowance for Doubtful Accounts	December 31, 2010	December 31, 2009
Beginning balance	$6,642,386	$5,215,701
Add: Allowance created	5,973,576	1,426,685
Less: Written off against allowance	(7,084,009)	-

Ending balance	$5,531,953	$6,642,386

 For additional information, see above, "Item 1A Risk Factors—Risks Related to Our Operations —More than half of our contracts receivables are attributable to a Dubai project, which is under dispute and we may never be paid.”

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in US Dollars)

4.	OTHER RECEIVABLES

Other receivables consisted of the following:

	December 31, 2010	December 31, 2009
Due from sellers of Techwell, the subsidiary (1)	$11,362,494	$11,333,253
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	1,169,876	6,054,905
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,380,408	9,414,397
Other related parties receivables	703,539	253,638
Deposits for site operations of projects in PRC	3,049,100	2,903,171
Other	691,810	808,703

Total	$26,357,227	$30,768,067

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

(3)
The Company believes that the client of the Dubai projects did not have proper grounds for the drawdown of the advance payment and performance bonds which the company issued for the projects, The Company also believes that the client should not be entitled to the drawdown and is now proceeding the claim back of the amount.

5.	INVENTORIES

	December 31, 2010	December 31, 2009
Raw materials at sites	$30,117	$727,499

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of: -

	December 31, 2010	December 31, 2009

At cost
Motor vehicle	$894,984	$1,242,928
Machinery and equipment	2,464,614	2,381,755
Furniture, software and office
Equipment	2,374,776	1,795,595
Building	-	-
Leasehold improvement	1,004,538	267,038
	$6,738,912	$5,687,316

Less: Accumulated depreciation
Motor vehicle	$743,086	$825,536
Machinery and equipment	1,649,806	1,420,536
Furniture, software and office equipment	1,196,484	804,516
Building	-	-
Leasehold improvement	228,943	97,271
	$3,818,319	$3,147,859

	$2,920,593	$2,539,457

Depreciation expenses included in the selling and administrative expenses for years ended December 31 2010 and 2009 were $945,716 and $851,441 respectively.

7.	INTANGIBLE ASSETS

	December 31, 2010	December 31, 2009

At cost
Intangible Assets	$251,966	$98,673
Less: Accumulated amortization	84,153	28,063

	$167,813	$70,610

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

8.	LOANS

A.	SHORT-TERM BANK LOANS

	December 31, 2010	December 31, 2009

ABN Amro N.V. Overdraft in Current Account at interest rate at 6.5% per annum	1,674,263	4,906,266

ABN Amro N.V. Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,530,090	4,546,504

Automobile capital lease obligation (hire purchase),amount due within one year, last installment due November 9, 2012	76,832	77,110

	$6,281,185	$9,529,880

B.	LONG-TERM BANK LOANS

	December 31, 2010	December 31, 2009

Automobile capital lease obligation (hire purchase),amount due to DBS Bank, last installment due November 9, 2012	32,013	109,239

	$32,013	$109,239

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

On September 29, 2008, the Subscriber converted $2,000,000 into 571,428 shares at the conversion price of $14.00 per share (adjusted for the December 2010 reverse stock split). As of March 31, 2009, the face value of the bonds outstanding was $8,000,000.

Effective from April 12, 2009, the conversion price has been reset to $9.80, which is 70% of $14.00 as the average closing price of the Company’s shares for the period of 20 consecutive trading days immediately prior to April 12, 2009 was $3.76. The reset of the conversion price resulted in additional $3.4 million of bonds discount and will be amortized over the remaining outstanding periods of the bonds. All per share amounts are adjusted to reflect the December 2010 reverse stock split.

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

The Convertible Bonds Payable, net consists of the following:

	December 31, 2010	December 31, 2009

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,305,938)	(3,305,938)
Less: Interest discount – Beneficial conversion feature	(1,882,404)	(1,882,404)
Less: Bond discount	(760,069)	(760,069)
Accretion of interest discount	6,939,674	2,512,572

Total Convertible Bonds Payable, Net	$28,991,263	$24,564,161

	December 31, 2010	December 31, 2009

Convertible Bonds Payable – current portion	$22,687,021	$-
Convertible Bonds Payable – non-current portion	6,304,242	24,564,161
Total Convertible Bonds Payable, Net	$28,991,263	$24,564,161

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

As of December 31, 2010, the Company did not make the payments scheduled under the waivers and was negotiating with the Bondholders for extension of the date of the scheduled payments.  The Company was communicating with the Bondholders for the extension for the payment and adjustment of the conversion price under the terms of the Waiver Agreement. By the date of this report, the Bondholders did not make the request of payment and adjustment of the conversion price.

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

Since the Company was unable to comply with the payment terms of the Waiver and unless the Company is able to successfully negotiate an extension of the scheduled payment dates, the issuance of the Shares could result in an adjustment of the conversion price of the Bonds and the 2008 Warrants pursuant to the governing Trust Deeds and warrant agreement, respectively, which could result in substantial dilution to the Company's shareholders. The 2007 Bonds are currently convertible at a per share price of $9.80 per share and the 2008 Bonds and 2008 Warrants are convertible and exercisable, respectively, at $25.40 per share (taking into account the 1 for 4 share reverse stock split that occurred on December 21, 2010).  If the Company is not able to obtain an extension for payment under the terms of the Waiver Agreement, an adjustment to the conversion and exercise prices could be adjustable downward to the value of the assets that the Company received for the issuance of the Shares, as calculated in accordance with the provisions of the Trust Deeds and the warrant agreement.

On April 15, 2011, the 2008 Bonds matured. The payables amount to $23.3 million. The Company did not redeem the Bonds and was under negotiation with the Bondholders for the repayment schedule.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

10.	OTHER PAYABLES

Other payables consisted of the following:

	December 31, 2010	December 31, 2009
Advances received from clients of construction projects	$8,032,690	$3,130,849
Advances received from clients other than construction projects	2,184,418	-
Site overhead and labour provision for projects in Dubai	-	5,879,978
Others	745,284	349,487
Total	$10,962,392	$9,360,314

11.	OTHER ACCRUALS

Other accruals consisted of the following:

	December 31, 2010	December 31, 2009
Accruals for interests on convertible bonds	$3,145,768	$3,091,333
Accruals for interests on short-term bank loan	342,614	-
Accruals for materials costs of projects in Dubai	2,025,311	-
Others	1,305,867	1,232,678
Total	$6,819,560	$4,324,011

12.	CONTRACT REVENUES EARNED

The contract revenues earned for the years ended December 31, 2010 and 2009 consist of the following: -

	Year ended December 31, 2010	Year ended December 31, 2009

Billed	$27,050,934	$73,455,515
Unbilled	514,320	43,735,403

	$27,565,254	$117,190,918

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

The three largest customers accounted for 18% of the Company’s contract revenues for the year ended December 31, 2010. No customer accounts for 10% or more of the Company’s contract revenues in 2010.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(Stated in US Dollars)

13.	INCOME TAXES

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

Income before taxes and the provision for taxes consists of the following:

	December 31, 2010	December 31, 2009
Continuing income before taxes:
U.S.	$(12,523,671)	$(9,410,523)
Singapore	-	683,895
China	(11,356,123)	(7,169,656)
Australia	(13,826)	(3,197)
Hong Kong	2,696,686	(6,915,560)
Dubai	(1,973,902)	17,823,687
Macau	-	(57,240)
Total continuing income before taxes	(23,170,836)	(5,048,594)

Provision for taxes expense/(benefit):
Current:
U.S. Federal	-	-
U.S. State	-	-
	-	-

Deferred:
U.S. Federal	-	-
Hong Kong	24,338	(109,769)
Currency Effect	-	2,738
	24,338	(107,031)
Total provision for taxes	$24,338	$(107,031)
Effective tax rate	0.11%	(2.11)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets
Net operating loss	$112,625	$113,033
	112,625	113,033
Valuation allowance	-	-
Total deferred tax assets	112,625	113,033
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	112,625	113,033
Reported as:
Current deferred tax assets	112,625	113,033
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$112,625	$113,033

Current deferred tax assets represents net operating loss of a subsidiary Techwell Engineering Limited in Hong Kong.  The losses can be carried forward to set-off future assessable profits in Hong Kong without expiry date.  The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2010 and 2009 is shown in the following table:

	2010	2009
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-9.00%	-9.00%
Accruals in foreign jurisdictions	0.11%	-2.11%
Tax Holiday	-25.00%	-25.00%
	0.11%	-2.11%

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income (see tax rates discussed above) before tax for the years ended December 31, 2010, 2009, and 2008: -

	Year ended December 31, 2010	Year ended December 31, 2009
Income/(loss) before tax	(23,170,836)	(5,048,594)
Taxes at the applicable income tax rates	$24,338	$285
Miscellaneous non taxable income and non-deductible expenses	-	(107,316)

Current income tax expense	$24,338	$(107,031)

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(Stated in US Dollars)

14.	QUARTERLY INFORMATION

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	Total
Contract revenues earned	$5,943	$4,442	$5,708	$11,472	$27,565

Income / (loss) from operations	(3,313)	(6,620)	(2,275)	(1,895)	(14,103)
Net earnings (loss)	(6,967)	(8,486)	(3,330)	(3,520)	(22,303)
Net earnings / (loss) per share:
Basic and Diluted	(0.43)	(0.53)	(0.21)	(0.22)	(1.39)

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total
Contract revenues earned	$24,691	$25,558	$30,599	$36,343	$117,191
Income / (loss) from operations	389	(5,074)	3,832	2,230	1,377
Net earnings (loss)	(1,918)	(8,387)	2,552	944	(6,809)
Net earnings / (loss) per share:
Basic	(0.16)	(0.63)	0.20	0.08	(0.51)

15.	SEGMENTAL INFORMATION

The Company has one reportable segment and conducts business in the following geographic regions. All amounts are in thousands.

Revenue :

	2010	2009
For the year ended December 31
Middle East	$366	$58,685
Asia	27,051	51,979
United States	148	6,527
Total	$27,565	$117,191

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(Stated in US Dollars)

15.	SEGMENTAL INFORMATION (CONT'D)

Long-lived assets :

	Middle East	Asia	United States	Total
As of December 31, 2010
Plant and equipment, net	$279	$2,568	$74	$2,921
Intangible assets	-	168	-	168
Goodwill	-	23,772	-	23,772
Other non-current assets	187	227	-	414
Total	$466	$26,735	$74	$27,275

As of December 31, 2009
Plant and equipment, net	$384	$2,026	$130	$2,540
Intangible assets	-	71	-	71
Goodwill	-	7, 996	-	7, 996
Other non-current assets	161	95	31	287
Total	$545	$10,188	$161	$10,894

16.	DISCONTINUED OPERATION LOSS

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(Stated in US Dollars)

17.	COMMITMENTS AND CONTINGENCIES

A. OPERATING LEASE COMMITMENTS

The Company leases certain administrative and production facilities from third parties.  Accordingly, for the years ended December 31, 2010 and 2009, the Company incurred rental expenses of $3,254,251 and $3,254,251 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the years ended December 31,
2011	1,037,869
2012	875,422
2013	-
2014 or after	-
$1,913,291

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(Stated in US Dollars)

17.	COMMITMENTS AND CONTINGENCIES (CONT'D)

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

The Company, Mr. Ng, and Miss Yam are in discussions and negotiations to settle the all disputes between the parties.  However, there is no guarantee that the parties will reach an agreement to settle the dispute, in which case the Company intends to vigorously defend against the lawsuit.  There can be no assurance that the lawsuit will be resolved in the Company’s favor.  Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management from its business.  If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations. In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is still under negotiation of the settlement agreement with Mr. Ng as of December 31, 2010.  The Company’s management intends to take further legal action in the event no settlement agreement could be reached by end of June 2011.

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

In July 2010, the Company met with the master contractor, and the master contractor agreed to arrange a further meeting to explore the possibility of settlement. No such meeting was arranged as of date.  The Company’s counsel in Dubai was preparing the legal documents for the claims as of September 30, 2010. On November 8, 2010 the Company issued a notice informing the master contractor that the Company would seek resolution through arbitration with 56 day waiting period for the master contractor to respond. In April 2011, the master contractor reiterated that it does not believe that it is obligated to pay to the Company any of the amounts that the Company believes it is due. The Company intends to file for arbitration in the Courts of Dubai in April 2011.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

18.	RELATED PARTY TRANSACTIONS

The amount due to shareholder at December 31 2010 and 2009 were $9,479,026 and $10,080,345 respectively. The payables balance was mainly loans from the two largest shareholders, with such loans being interest-free, fee-free and are due upon demand.

During the year ended December 31, 2009, the Company purchased construction materials amounting to $22.9 million from Guangdong Canbo Electrical Co., Ltd. (Canbo) via its parent company, Kangbao Electrical Company Limited (Kangbao), a subsidiary of the Company’s major shareholder, KGE Group Limited. Canbo is a preferred supplier of the Company as it is able to procure materials at favorable price levels due to its purchased quantities. More important, application of certain of the Company’s patented technology is preferably routed through Canbo to prevent undesired distribution of this technology. The Company at times provides purchases advance payment to Kangbao in order to obtain a more favorable pricing. The Company has also obtained trade facilities for purchases through Canbo. During the year ended December 31, 2010, no material amount of materials were purchased from Canbo or Kangbao. As of December 31, 2010, the Company’s purchases advance to Canbo was $3.4 million for the purpose of future supplies of materials.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

19.	SUBSEQUENT EVENTS

On March 25, 2011, the Company changed its name from China Architectural Engineering, Inc. to its current name China CGame, Inc.  The Board of Directors approved the change of the corporate name to better reflect the operations of the Company’s focus on providing MMORPG (Massively Multiplayer Online Role Playing Games) in China.  Pursuant to Section 253 of the Delaware General Corporation Law (the “DGCL”), the name change was effected by the merger of China CGame, Inc., a wholly-owned subsidiary of the Company, with and into the Company (the “Merger”), with the Company being the surviving corporation. This merger had the effect of amending the Company’s Certificate of Incorporation to reflect the new legal name of the Company.

20.	GOING CORNCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2010, the Company has an accumulated deficit of $11,172,099 due to the fact that the Company continued to incur losses over the past few years. The Company was not in compliance with certain debt covenants, including the convertible bonds, due to the losses suffered. Management is attempting to renegotiate the terms of the debts and is in the process of evaluating funding alternatives including seeking refinance of the debts and temporary loans from the major shareholder for the Company operations.

As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.