Form 10-K/A
period 2010-12-31
China CGame, Inc.
filed 2011-04-29
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 001-33709

CHINA CGAME, INC.
 (Exact Name Of Registrant As Specified In Its Charter)

Delaware	51-05021250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Research Building, No.801 Wuzhong Road, Changzhou Science and Education Industrial Park Wujin District, Changzhou, Jiangsu, People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  0086-519-86339908

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

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

Large accelerated filer ☐	☐Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
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

Explanatory Note:  This Form 10-K/A for is being filed in order to complete Part III of Form 10-K filed with the Securities and Exchange Commission on April 15, 2011 (the “Original Filing”) and fully comply with all required information pursuant to Regulation S-K and Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

CHINA CGAME, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K /A
For the Fiscal Year Ended December 31, 2010

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Jun Tang	48	Chairman of the Board and Director
Zhixin (Steven) Xing	38	Chief Executive Officer
Luo Ken Yi	53	President and Director
Qin (Andy) Lu	35	Acting Chief Financial Officer and Corporate Secretary
Charles John Anderson	57	President, U.S. Operations and Chief Operating Officer
Kelly Wang	40	Director
Chia Yong Whatt	45	Director
Shibin Jo	47	Director
Chen Huang	38	Director
Ping Xu	40	Director

Jun Tang has been the Chairman of the Board since August 2010.  He currently serves as the President and Chief Executive Officer of New Huadu Group in Fujian, China. From 2004 to 2008, Mr. Tang served as President of Shanghai SNDA (Nasdaq: SNDA), an interactive entertainment media company in China. Prior to that, he served as President of Microsoft China Co., Ltd from 2002 to 2004. From 1997 to 2002, he served as General Manager of Microsoft Global Technical Engineering Center, and from 1994 to 1997 he served as Senior Project Manager for Microsoft US. Mr. Tang received a doctorate degree in Electrical Engineering from University of Pacific Western in April 1995, a master's degree in Electronics from Nagoya University in March 1988, and a bachelor's degree in Physics from Beijing University of Posts and Telecommunications in July 1984. We believe that Mr. Tang’s experience and leadership in the software and online gaming industry qualifies him to serve on our board.

Steven Zhi-Xin Xing has been the Chief Executive Officer of the Company since February 2011.  He has served as the president of Shanghai ConnGame Network Co. Ltd., a wholly-owned subsidiary of the Company since December 2010.  From January 2010 to November 2010, he served as the vice president of Gaotime Co. Ltd.  From May 2009 to December 2009, he was the president of Succend, an IT service distribution company for middle market manufacturers. From January 2007 to April 2009, he served as the director of East China region for Microsoft China Co. Ltd. and was responsible for overseeing regional software distribution to small and medium-sized businesses.  From July 2004 to December 2006, he served as the APJ regional director of Microsoft Global Technical Support Center focused on channel development and support.  Steven received a bachelor’s degree in Computer-Based Education from East China Normal University in 1996 and Executive Master of Business Administration from Shanghai JiaoTong University in 2008.

Luo Ken Yi has been the President and Director of the Company since October 2006.  He was previously the Company’s Chief Executive Officer and Chairman of the Board from July 2008 until August 2010 and Chief Operating Officer from October 2006 to June 2008.  Mr. Luo has served as the Chief Executive Officer and Chairman of the Board of Zhuhai King Glass Engineering Co., Ltd. since 1992.  Mr. Luo also served as the Chief Operating Officer of Zhuhai King Glass Engineering Co., Ltd. from 1992 to June 2008.  He served as Project Manager and Production Manager at P.X. Engineering, Inc. in the U.S from 1989 to 1991. Mr. Luo founded Kangbao Electronics Co., Ltd. in Shunde, Guangdong, China, where he served as Chief Engineer, Technical Manager, Vice Manager General and Deputy President from 1986 to 1989. Mr. Luo founded KGE Group, Limited in 1992 and served as Chief Managing Director. Later, he studied steel supported glass curtain wall design in the U.S. and Europe 1992 to 1994. He was appointed Vice President of the Architectural Glass and Metal Structure Institute of Qinghua University in 1999. In 2000 he was appointed by the Chinese Ministry of Construction to head the committee on creating national standards for the glass curtain wall industry. Mr. Luo and the Company own over 76 patents related to building envelope systems technology. He was honored as one of the “Ten Great Leaders in Technology” and has published numerous books and articles. Luo Ken Yi studied Medicine at the Guangzhou University of Chinese Medicine, graduating in 1983, and Mechanical Engineering at Bunker Hill Community College, graduating in 1988. Mr. Luo received an MBA from Australia Murdoch University in 1998.

Qin (Andy) Lu has been Acting Chief Financial Officer and Corporate Secretary of the Company since September 2010.  He served as the Chief Operating Officer of Gaotime Corporate, a financial information services and IT solution company, from January 2010 to August 2010.  Prior to that, Mr. Lu was a General Manager at Hong Yang Education Ltd., a professional training and consulting company from March 2008 to December 2009.  From November 2002 to February 2008, Mr. Lu served as the Senior Business Director & Division Deputy General Manager at Shanghai Wicresoft Co., Ltd. in Shanghai. Mr. Lu received a bachelor’s degree in Electronic Engineering from Fudan University in 1999 and a master’s degree in Business Administration from BI Norwegian School of Management in 2006.

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

Kelly Wang has served as a director of the Company since July 2007. Ms. Wang is currently the manager of Internal Control at PACCAR Inc. Before that, she worked for Starbucks Corporation as the manager of Financial Reporting from March 2007 to January 2011. Prior to joining Starbucks, Ms. Wang served as the manager of technical accounting and SEC reporting of Flow International Corporation from August 2005 to March 2007. From May 2001 to August 2005, Ms. Wang was an assurance manager at Ernst & Young LLP. Ms. Wang received a B.S. in International Finance from the Shanghai University of Finance and Economics in 1992 and an MBA from the University of Hawaii at Manoa in 1997 and is a certified public accountant in California and Washington.  We believe that Ms. Wang’s accounting and professional experience with large companies exhibit her qualifications to sit on our Board, including expertise and background with respect to accounting matters and her understanding of U.S. GAAP and financial statements.

Chia Yong Whatt has served as a director of the Company since June 2009.  From April 2002 to March 2008, Mr. Chia served as a director and member of senior management of Messrs. Chong Chia & Lim LLC, which is a law corporation.  Mr. Chia serves as a member of the Board and Audit Committee member of Sim Siang Choon Limited since August 2008, and served as a member of the Board and Audit Committee of FM Holdings Limited from September 2008 to January 2010.  Since November 2009, Mr. Chia has also served as corporate counsel for Jaya Holdings Ltd., a company listed in Singapore.  Mr. Chia received his Bachelor of Law from the National University of Singapore in 1990.We believe that Mr. Whatt is qualified to serve as a member of our Board of Directors due to his knowledge of the law and experience acting as a director of publicly traded companies.  We believe that Mr. Chia’s legal and corporate expertise well qualifies Mr. Chia to serve on our board.

Shibin Jo has served as a director of the Company since September 2010.  Mr. Jo founded JCD Co. Ltd. and has held the positions of President and CEO since 1993.  Prior to that, Mr. Jo served as a board member for the Chinese Chamber of Commerce in Japan and was employed by the Construction Technology Institute in Japan.  Mr. Jo received a bachelor’s degree in Engineering from Qinghua University in 1984 and a Doctorate’s degree in Urban and Transportation Planning from Nagoya University in 1991.  We believe that Mr. Jo’s experience in the business field and construction industry qualifies Mr. Jo to serve on our board.

Chen Huang has served as a director of the Company since September 2010.  Since May 2010, he has been a partner at Shanghai Legalplus Law Firm.  From September 2005 to May 2010, Mr. Huang was a partner at Shanghai Zhongyi Huaxia Law Firm.  Mr. Huang previously taught at Shanghai University Law School and has been certified by the Shanghai Foreign Investment Commission and Shanghai Service Center for Human Recourses Development as a financial investment consultant. Mr. Huang received a bachelor’s degree in Law from East China University of Political Science and Law in 2003.  We believe that Mr. Huang’s knowledge and experience in the legal and investment industries qualifies him for service on our board.

Ping Xu has served as a director of the Company since September 2010.  Since August 2005, Ms. Xu has been with Ant Capital Partners Co., Ltd. and currently serves as a director and general partner of Vangoo Investment Partners, a subsidiary of Ant Capital Partners Co., Ltd. Prior to that, Ms. Xu founded multiple companies in China. Ms. Xu received a bachelor’s degree in Economics from Keio University in 1999.  We believe that Ms. Xu’s entrepreneurial approach and experience in the investment community qualifies Ms. Xu to serve on our board.

The Board of Directors and Committees

Director Independence

Subject to certain exceptions, under the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”), a listed company’s Board of Directors must consist of a majority of independent directors.  Currently, our Board of Directors has determined that each of the non-management directors, Chen Huang, Ping Xu, Kelly Wang, Shibin Jo and Chia Yong Whatt, is an “independent” director as defined by the listing standards of NASDAQ currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC.  All members of the Audit, Compensation and Nominating and Corporate Governance Committees satisfy the “independence” standards applicable to members of each such committee. The Board of Directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The Board of Directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ rules.

Family Relationships

There are no family relationships among the individuals comprising our Board of Directors and executive officers.

Legal Proceedings

None of the nominees nor any director or executive officer has been involved in the certain legal proceedings listed in Item 103 and/or Item 401 of Regulation S-K.

Attendance of Directors at Board Meetings and Annual Meeting of Stockholders

During the year ended December 31, 2010, the Board of Directors held meetings five times.  Each of the current directors who served on the Board of Directors during 2010 attended the meeting held by the Board of Directors held during 2010.

The Company does not have a policy requiring its directors to attend the Annual Meeting of Stockholders.

Board Committees

Audit Committee.  We established our audit committee in July 2007. The audit committee consists of Ping Xu, Chen Huang, and Kelly Wang, each of whom is an independent director. Kelly Wang is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the audit committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The audit committee’s responsibilities include:

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

 The audit committee charter is posted in the corporate governance section of the investor relations page of the Company’s Web site located at www.chinacgame.com.

Compensation Committee.  We established our Compensation Committee June 2009. The Compensation Committee consists of Chia Yong Whatt and Shibin Jo, each of whom is an independent director. Chia Yong Whatt is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is posted on our corporate website at: www.chinacgame.com.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee consists of Shibin Jo and Ping Xu, each of whom is an independent director.  Shibin Jo is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating and Corporate Governance Committee.  A copy of the Nominating and Corporate Governance Committee Charter is posted on our corporate website at: www.chinacgame.com.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Our code of ethics is posted on our Internet website at www.chinacgame.com. We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Chief Financial Officer, China CGame, Inc., Research Building, No.801 Wuzhong Road, Changzhou Science and Education Industrial Park, Wujin District, Changzhou, Jiangsu, People’s Republic of China. Any waivers of the application and any amendments to our code of ethics must be made by our Board of Directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during 2010, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below.

•	Late Form 3 reports filed for Andy Lu, Alan Leung, Ping Xu, Shibin Jo and Chen Huang on October 15, 2010 to report appointment as new officers and directors of the Company.
•	Late Form 4 reports filed for KGE Group Limited and Luo Ken Yi, jointly, on each of September 3, 10, 15, 21, 2010 and December 14, 2010 to report the sales.
•	Late Form 4 reports filed for Charles John Anderson on February 1, and September 16, 2010 to report the sales and a grant of restricted stock.
•	A late Form 4 report filed for First Jet Investment Ltd. on December 17, 2010 to report a disposition of shares.

In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers and 10% stockholders.

Board Leadership Structure

The Company does not have a policy regarding whether the Chairman and Chief Executive Officer roles should be combined or separated. Rather, the Board retains flexibility to choose its Chairman in any way that it deems best for the Company at any given time. The Company does not currently have a combined Chairman and CEO position.  Jun Tang serves as our Chairman of the Board and Zhi-xin (Steven) Xing serves or Chief Executive Officer.  The Board periodically reviews the appropriateness and effectiveness of its leadership structure given various factors.

A number of factors support the current leadership structure. The Board believes that Jun Tang’s in-depth knowledge of the Company’s online gaming industry and of the businesses and operations of ConnGame best equips him to lead Board meetings and focus the Board discussions on the most critical issues.

The Board’s Role in Risk Oversight

Our Company faces a variety of risks, including investment risk, liquidity risk, and operational risk.  It is management’s responsibility to manage the day-to-day risks that we face and bring to the Board of Directors’ attention the most material risks to the Company.   The Board of Directors has oversight responsibility of the processes established by management to report and monitor systems for material risks applicable to the Company, with the oversight of certain risk areas delegated to board committees.  The Board’s oversight role is supported by management reporting processes that are designed to provide the Board visibility into the identification, assessment, and management of critical risks.

The Director Nomination Process

Our Board of Directors considers nominees from all sources, including stockholders. Stockholder nominees are evaluated by the same criteria used to evaluate potential nominees from other sources. We are a “Controlled Company” pursuant to NASDAQ Marketplace rules and are not required to maintain a board that consists of a majority of independent directors. Minimally, nominees should have a reputation for integrity, honesty and adherence to high ethical standards. They should have demonstrated business experience and the ability to exercise sound judgment in matters related to the current and long-term objectives of the Company, and should be willing and able to contribute positively to the decision-making process of the Company. In addition, they should not have, nor appear to have, a conflict of interest that would impair the nominee’s ability to represent the interests of the Company or to fulfill the responsibilities of a director. The value of diversity on the Board should be considered and the particular or unique needs of the Company shall be taken into account at the time a nominee is being considered. Additionally, the Board of Directors considers the respective qualifications needed for directors serving on various committees of the board, and serving as chairs of such committees, should be taken into consideration. In recruiting and evaluating nominees, the Board of Directors considers the appropriate mix of skills and experience and background needed for members of the board and for members of each of the board’s committees, so that the board and each committee has the necessary resources to perform its respective functions effectively. The Board of Directors also believes that a prospective nominee should be willing to limit the number of other corporate boards on which he or she serves so that the proposed director is able to devote adequate time to his or her duties to the Company, including preparing for and attending board and committee meetings. In addition, the re-nomination of existing directors is not viewed as automatic, but based on continuing qualification under the criteria set forth above. In addition, the Board of Directors will consider the existing director’s performance on the board and on any committee on which such director serves, which will include attendance at board and committee meetings.

Director Nominees by Stockholders. The Board of Directors will consider nominees recommended in good faith by our stockholders as long as these nominees for the appointment to the Board of Directors meet the requirements set forth above. Possible candidates who have been suggested by stockholders are evaluated by the Board of Directors in the same manner as are other possible candidates.

Executive Sessions

Non-management directors meet in executive sessions without our management. Non-management directors are those directors who are not also our executive officers and include directors, if any, who are not independent by virtue of the existence of a material relationship with our company. Executive sessions are led by our Audit Committee Chairman. An executive session is typically held in conjunction with each regularly scheduled Audit Committee meeting and other sessions may be called by the Audit Committee Chairman in his own discretion or at the request of the Board of Directors.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the two fiscal years ended December 31, 2010 and 2009 of the principal executive officer, in addition to, as applicable, our two most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as our executive officer at the end of the last fiscal year (collectively, the “Named Executive Officers”).

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Options Awards ($)(1)	All other compensation ($)		Total ($)

Wing Lun (Alan) Leung (3)	2010	50,000	-	-	-	-		50,000
Former Chief Executive Officer

Luo Ken Yi (4)	2010	82,262	-	169,600	-	-		251,862
President (former Chief Executive Officer)	2009	187,887	-	-	-	-		187,887

Charles John Anderson (5)	2010	230,769	-	206,000	-	12,000		448,769
Chief Operating Officer and President of CAE Building Systems, Inc.	2009	265,943	-	-	-	12,000	(6)	277,943

Gene Michael Bennett (6)	2010	123,700	-	-	19,902	-		143,602
Former Chief Financial Officer	2009	37,636	-	-	4,976	-		42,612

(1)
The amounts disclosed reflect the value of awards for grants of non-qualified stock options. These non-qualified stock options are performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code and reflect the full grant date fair values in accordance with FASB ASC Topic 718.

(2)
The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718.  For assumptions used in calculation of option awards, see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.  Represents a Restricted Stock Award that was granted under the Company’s 2009 Omnibus Incentive Plan as approved by the Board of Directors on January 18, 2010.

(3)
Mr. Wing Lun (Alan) Leung served as the Chief Executive Officer of the Company from September 2010 to February 2011.  Prior to Mr. Leung’s service as Chief Executive Officer, Mr. Luo Ken Yi served as the Chief Executive Officer of the Company.  After Mr. Leung’s service as Chief Executive Officer, Zhixin (Steven) Xing, the Company's current Chief Executive Officer, began to serve.

(4)	Mr. Luo Ken Yi served as the Chief Executive Officer and Chairman of the Board of the Directors from October 2006 to September 2010.

(5)
Mr. Anderson became president of CAE Building Systems, Inc, a wholly-owned subsidiary of the Company, in February 2008 and Chief Operating Officer of the Company in June 2008. He received an aggregate automobile allowance of $12,000 in 2009. The foregoing amounts are included in “All Other Compensation.”

(6)
Mr. Bennett has served as the Acting Chief Financial Officer of the Company from November 2009 to September 2010.  Mr. Bennett served as the Company’s Vice President of Finance from September 2009 to November 2009.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of the fiscal year ended December 31, 2010.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(#)
Zhixin (Steven) Xing	-	-	-	-	-	-	-	-	-
Wing Lun (Alan) Leung	-	-	-	-	-	-	-	-	-
Luo Ken Yi	-	-	-	-	-	-	-	-	-
Charles John Anderson	-	-	-	-	-	-	-	-	-

On January 18, 2010, we approved the issuance of a total of 1.9 million shares of restricted stock (the “Restricted Stock Grants”) to certain of our officers, directors, and key employees under the China CGame, Inc. 2009 Omnibus Incentive Plan (the “Plan”), which was previously approved by our stockholders at the 2009 Annual Meeting of Stockholders.  As approved, the Restricted Stock Grants were subject to and contingent upon the Company’s filing of a registration statement on Form S-8 with the Securities and Exchange Commission, which occurred on January 21, 2010.  Included in the Restricted Stock Grants were issuances to the executive officers as set forth below.

Name	No. of Shares of Restricted Stock*
Luo Ken Yi	40,000
Charles John Anderson	50,000
___
* Reflects the 1-for-4 reverse stock split that was conducted on December 21, 2010.

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

Employment Agreements

Zhixin (Steven) Xing

In connection with Mr. Xing’s appointment as the Chief Executive Officer of the Company, Mr. Xing and the Company entered into an employment agreement on February 21, 2011.  The employment agreement has an effective date of February 21, 2011.  According to the employment agreement, Mr. Xing is eligible to receive an annual base salary of US$54,000.  Mr. Xing is also entitled to reimbursement of reasonable business expenses and two weeks of paid vacation annually.  The employment agreement is through August 31, 2013, subject to early termination by the Company and/or Mr. Xing with the required amount of notice as set forth the employment agreement.  In addition, Mr. Xing will be subject to non-competition and client and employee non-solicitation clauses during his employment with the Company and for certain periods of time after the termination of employment.

Charles John Anderson

We entered into an employment agreement with Charles John Anderson on March 12, 2008. Mr. Anderson’s employment agreement has a term of five years and it will automatically renew for successive one-year periods thereafter unless either party provides 180-day prior written notice or unless terminated earlier in accordance with agreement. During the term of the Anderson Agreement, either party may terminate the agreement with 120-day prior written notice. According to the Anderson Agreement, Mr. Anderson is eligible to receive an annual base salary of $190,000, in addition to a commission is based on all cash received by the Company on all sales of our goods or services made pursuant to contracts originated primarily as the result of the efforts of Mr. Anderson during the term of the agreement (“Employee Sales”). Mr. Anderson is eligible to receive a cash payment equal to one-half percent (0.50%) of Employee Sales up to $20 million per annum. Mr. Anderson’s commission rate is adjusted to one-quarter percent (0.25%) for Employee Sales in excess of $20 million per annum. Mr. Anderson will receive his commission payments in three installments, as follows: (i) the first payment will be 50% of the total commissions for a contract and will be paid once we receive the first payment from the customer, provided that, however, the first payment on each contract cannot exceed a total of US$100,000; (ii) the second payment will be 80% of total commissions, on a cumulative basis, of a such contract, including any amounts paid in the first payment, and will be paid once we receive payment of at least 50% of the total payments due under the contract; and (iii) the third and final payment will be for the remaining 20% of the total commissions for the contract and will be paid once we receive the last payment from the customer.

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

Wing Lun (Alan) Leung

In connection with Mr. Leung’s appointment as Chief Executive Officer of the Company, we entered into an employment agreement with Mr. Leung, effective as of September 1, 2010.  According to the employment agreement, Mr. Leung was to receive an annual base salary of US$150,000. In February 2011, Mr. Leung designed as the Company’s Chief Executive Officer and a member of the Board.
Gene Michael Bennett

On October 5, 2009, we entered into an employment agreement (the “Bennett Agreement”) with our former Acting Chief Financial Officer, Gene Michael Bennett.  The Bennett Agreement has an effective date of September 28, 2009.  According to the Bennett Agreement, Mr. Bennett received an annual base salary of US$180,000.  Pursuant to the Bennett Agreement, Mr. Bennett also received a sign-on bonus of stock options exercisable into 25,000 shares of common stock (the “Initial Options”), which vested at the rate of 2,500 of the underlying shares per month, with the first vesting of 2,500 shares occurring on November 27, 2009.  Mr. Bennett entered into a Stock Option Agreement on October 5, 2009 for the Initial Options, pursuant to which the options are exercisable at $1.56 per share and have a term of five years.  Effective September 12, 2010, Mr. Bennett terminated the Bennett Agreement and ceased to serve as our Chief Financial Officer.  Since Mr. Bennett terminated the Bennett Agreement as a result of a change of control of the Company, as defined in the Bennett Agreement, he will be entitled to two months of Severance Payments, conditioned upon the execution of a release and waiver agreement.  All of Bennett’s Initial Options vested and was exercisable for a period of 90 days following his termination.  During the term of the Bennett Agreement and for 24 months thereafter, Mr. Bennett agreed not to solicit clients or employees from us and not to compete against us in the Asia Pacific.

2009 Omnibus Incentive Plan

On June 12, 2009, our stockholders approved the China CGame, Inc. 2009 Omnibus Incentive Plan (the “2009 Plan”). Our Board of Directors approved the 2009 Plan subject to the stockholders’ approval on April 30, 2009.  The 2009 Plan, as originally approved by the Board and stockholders, the 2009 Plan reserved a total of 1.25 million shares authorized for issuance under the 2009 Plan.  On June 17, 2009, the Board amended the plan to reduced the number of shares authorized for issuance under the 2009 Plan to a total of 500,000 shares.  Pursuant to the terms of the 2009 Plan and NASDAQ rules, no stockholder approval of the amendment to the 2009 Plan was required.

On January 18, 2010 our Board of Directors approved the issuance of a total of 475,000 shares of restricted stock (the “Restricted Stock Grants”), to certain of our officers, directors, and key employees under the 2009 Plan .  As approved by the Board, the Restricted Stock Grants were subject to and contingent upon the Company’s filing of a registration statement on Form S-8 with the Securities and Exchange Commission, which occurred on January 21, 2010.

On December 7, 2010, the stockholders of the Company approved an amendment to the Company’s 2009 Omnibus Equity Incentive Plan (the “Amended Plan”) at the 2010 Annual Meeting of Stockholders to increase the maximum number of shares of the Company’s common stock that may be issued under the Amended from 500,000 to 1,000,000 shares.  The Amended Plan became effective on December 7, 2010 upon approval by the Company’s stockholders at the Annual Meeting.

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

The 2009 Plan is administered by the Company’s Board of Directors.  The Board has the authority to determine, within the limits of the express provisions of the 2009 Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards.  The Board generally has discretion to delegate its authority under the 2009 Plan to a committee of the Board or a subcommittee, or to such other party or parties, including officers of the Company, as the Board deems appropriate.  The Board may grant awards to any employee, director, consultant or other person providing services to the Company or its affiliates.  The maximum awards that can be granted under the 2009 Plan to a single participant in any calendar year is $375,000 shares of common stock (whether through grants of Options or Stock Appreciation Rights or other awards of common stock or rights with respect thereto) or $250,000 in the form of cash-based incentive awards.

The 2009 Plan replaces the China CGame, Inc. 2007 Equity Incentive Plan (“2007 EIP”), which has been frozen and under which no further grants or awards will be made.  The Board did not grant any awards pursuant to the 2007 EIP and there are no options, shares, or other securities outstanding under the 2007 EIP.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	—	(2)	$—	25,000	(1)
Equity compensation plans not approved by security holders	—		$—	—
Total	—		$—	—

(1)
Represents shares available for grant under our China CGame, Inc. 2009 Omnibus Incentive Plan. A total of 500,000 shares of common stock have been reserved for issuance under the Plan. As of December 31, 2010, consisting of 475,000 shares of restricted stock.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2010 by our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Ping Xu (1)	-	-	-	-	-	-	-
Chen Huang (1)	-	-	-	-	-	-	-
Kelly Wang	19,980	30,900	-	-	-	-	50,900
Shibin Jo (1)	-	-	-	-	-	-	-
Chia Yong Whatt (2)	10,849	6,180	-	-	-	-	17,029
Miu Cheung (3)	11,945	15,450	-	-	-	-	27,395

(1)	Ping Xu, Shibin Jo, and Chen Huang were appointed as directors on September 12, 2010.

(2)	Chia Yong Whatt was appointed as a director on June 17, 2009.

(3)	Miu Cheung resigned as directors on April 13, 2011.

We do not have a set policy for pay to non-employee directors for serving on the Board of Directors and committees. We agree to reimburse all reasonable travel and other expenses incurred for attendance at a board or committee meeting, and we agree to pay the fees and documented reimbursements within a reasonable time and in accordance with our current payment practices. Directors are also eligible to participate in our equity incentive plans.

On January 18, 2010, we approved the issuance of the following stock grants to directors that served on the Board at the time of grant, as set forth below.

Name	No. of Shares of Restricted Stock
Zheng Jinfeng	7,500
Zhao Bao Jiang	7,500
Kelly Wang	7,500
Miu Cheung	3,750
Chia Yong Whatt	1,500

 As granted, the ¼ of the Restricted Stock Grants vested on March 31, 2010, ¼ vested on June 30, 2010, ¼ vested on September 30, 2010, and the remaining ¼ vested on December 31, 2010.  The vesting of the grants was subject to the terms and conditions of the Restricted Stock Agreement entered into by and between the recipients and us.  In the first quarter of 2010, we opted to accelerate vesting of the restricted stock awards so that they became fully vested immediately.

The Board appointed Ping Xu, Shibin Jo, and Chen Huang to the Board of Directors on September 12, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of April 21, 2011 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of the Record Date, based on 20,039,825 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o China CGame, Inc., Research Building, No.801 Wuzhong Road, Changzhou Science and Education Industrial Park, Wujin District, Changzhou, Jiangsu, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned

Directors and Executive Officers
Jun Tang	Chairman of the Board	4,250,000	(1)	21.2%

Zhixin (Steven) Xing	Chief Executive Officer	-		*

Luo Ken Yi	President and Director	3,326,637	(2)	16.6%

Qin (Andy) Lu	Acting Chief Financial Officer and Corporate Secretary	-		*

Charles John Anderson	President, U.S. Operations and Chief Operating Officer	7,500		*

Kelly Wang	Director	7,500		*

Chia Yong Whatt	Director	1,500		*

Chen Huang	Director	-		*

Shibin Jo	Director	-		*

Ping Xu	Director	-		*

Officers and Directors as a Group (total of 10 persons)		7,593,137		37.9%

5% Owners

First Jet Investments Limited		4,250,000	(1)	21.2%

KGE Group Limited		3,286,637	(2)	16.4%

Li Qin Fu		1,250,000	(3)	6.2%

_____
(1)
Consists of shares of common stock in our company held by First Jet Investment Limited, a company organized under the laws of the British Virgin Islands.  Gaotime Corporation Limited owns 100% of the issued and outstanding shares of First Jet Investment Limited.  Jun Tang own approximately 83% of Gaotime Corporation Limited’s issued and outstanding capital stock. As a result, Jun Tang may be deemed to be a beneficial owner of the shares held by First Jet Investment Limited. The foregoing person disclaims beneficial ownership of the shares held by First Jet Investment Limited except to the extent of his pecuniary interest.

(2)
Includes 3,286,637 shares of common stock in our company held by KGE Group Limited, a Hong Kong corporation, of which Luo Ken Yi is a director and may be deemed to have voting and investment control over the shares owned by KGE Group Limited. In addition, Luo Ken Yi own approximately 70% of KGE Group Limited’s issued and outstanding shares. In addition, KGE Holding Limited owns approximately 5% of the issued and outstanding shares of KGE Group Limited, of which is owned by Luo Ken Yi and his brother. As a result, Luo Ken Yi may be deemed to be a beneficial owner of the shares held by KGE Group Limited. The foregoing person disclaims beneficial ownership of the shares held by KGE Group Limited except to the extent of his pecuniary interest.

(3)
Consists of 1,250,000 shares that Resort Property International Limited purchased from KGE Group, Ltd. in a private transaction that closed on August 6, 2009.  The shares were purchased by Nine Dragon (Hong Kong) Co. Ltd., an entity controlled by Li Qin Fu, who also has voting and investment control over the securities owned by Resort Property International Limited. The address of the stockholder is Room 2601, No 3 Lane, 288 Huaihai West Road, Shanghai PR China, 200031.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CITIC Capital Finance Limited

On April 15, 2008, we completed a financing transaction with ABN AMRO Bank N.V., London Branch (“ABN AMRO”), CITIC Allco Investments Limited (together with ABN AMRO, the “Subscribers,” and each a “Subscriber”), and CITIC Capital Finance Limited issuing (i) $20,000,000 12% Convertible Bonds due in 2011 and (ii) 75,000 warrants to purchase an aggregate of 75,000 shares of our common stock, subject to certain adjustments as set forth in the warrant instrument, that expire in 2013. The transaction was completed in accordance with a subscription agreement entered into by us, the Subscribers, and CITIC Capital Finance Limited, dated April 2, 2008 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, we were required as a condition to the closing to appoint a director designated by CITIC Capital Finance Limited to our Board of Directors. The closing condition was waived by the parties to the financing transaction and we agreed to appoint such a director within three months from closing.  On June 10, 2008, our Board of Directors appointed Miu Cheung to serve as a director of the Company pursuant to the Subscription Agreement.  Mr. Cheung resigned as a director on April 13, 2011.

Loans to and from Insiders

We have taken interest-free loans from our major stockholders, First Jet and KGE Group Limited (the Lenders).  From time to time, we have entered into interest-free loans with the Lenders pursuant to which we may borrow funds.  Pursuant to the terms of the loan, the loans are interest-free and fee-free.   The amount due to the Lenders at December 31 2010 and 2009 were $9,479,026 and $10,080,345 respectively.  The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

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

Acquisition of ConnGame from FirstJet

On August 18, 2010, pursuant to a stock purchase agreement that was entered into on August 11, 2010 by and among us, First Jet Investments Limited, New Crown Technology Limited, which is First Jet’s wholly-owned subsidiary, and Mr. Jun Tang, the principal of First Jet and New Crown, we completed our acquisition of 60% of the issued and outstanding shares of New Crown, which is the holder of 100% of the equity interests of Shanghai ConnGame Network Ltd. (“ConnGame”).  In exchange for the 60% equity interest of New Crown, we issued 6,250,000 shares of our common stock, $0.001 par value per share, to First Jet.  ConnGame is a developer and publisher of MMORPG (Massively Multiplayer Online Role Playing Game).  As a result of the transaction, First Jet became the Company’s largest shareholder.  In accordance with the stock purchase agreement, we appointed Mr. Jun Tang as Chairman of our Board of Directors.  Subsequent to the transaction, 100% of the ownership of FirstJet was transferred to Gaotime Corporation Limited, of which Mr. Jun Tang is the 83% owner.  Mr. Tang is also a director of Gaotime Corporation Limited.

Policy for Approval of Related Party Transactions

Our policy is to have our Audit Committee review and pre-approve any related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, or adherence to standards of business conduct as required by our policies.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended December 31, 2010 and 2009, we retained Samuel H. Wong & Co., LLP, Certified Public Accountants to provide services as follows:

	Year ended December 31,
	2010	2009

Audit Fees(1)	$165,000	$165,000
Audit-Related Fees	-	-
Tax Fees	15,103	7,740
All Other Fees	-	-
Total	$180,103	$172,740

(1)	These are fees for professional services performed by Samuel H. Wong & Co., LLP, Certified Public Accountants for the audit of our annual financial statements and review of our quarterly reports.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Changzhou, People’s Republic of China, on April 29, 2011.

CHINA CGAME, INC.

April 29, 2011	By:	/s/ Zhixin (Steven) Xing
	Name:	Zhixin (Steven) Xing
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	Chief Executive Officer	April 29, 2011
/s/ Zhixin (Steven) Xing	(Principal Executive Officer)
Zhixin (Steven) Xing
	Acting Chief Financial Officer and Corporate Secretary	April 29, 2011
/s/ Qin (Andy) Lu	(Principal Financial and Accounting Officer)
Qin (Andy) Lu

*	Chairman of the Board	April 29, 2011
Jun Tang

*	Director and President	April 29, 2011
Luo Ken Yi

*	Director	April 29, 2011
Ping Xu

*	Director	April 29, 2011
Shibin Jo

*	Director	April 29, 2011
Chen Huang

*	Director	April 29, 2011
Kelly Wang

*	Director	April 29, 2011
Chia Yong Whatt

_____
 *                      /s/  Zhixin (Steven) Xing
 On behalf of the each person by: Zhixin (Steven) Xing

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

10.38**	Cooperation Agreement dated July 12, 2010 by between the Shanghai ConnGame Network Co., Ltd and The Administrative Committee of Jiangsu Wujin High Technology Industrial Development Zone.
23.1**	Consent of Samuel H. Wong & Co., LLP
21.1**	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

**  Filed previously with the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on April 15, 2011.