Form 10-Q
period 2011-03-31
China CGame, Inc.
filed 2011-05-20
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-33709

CHINA CGAME, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-05021250 (I.R.S. Employer Identification No.)

Research Building, No.801 Wuzhong Road, Changzhou Science and Education Industrial Park, Wujin District, Changzhou, Jiangsu, People’s Republic of China (Address of principal executive offices)	213164 (Zip Code)

0086-519-86339908
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

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

There were 20,039,825 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 19, 2011.

CHINA CGAME, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of China CGame, Inc. as contained in its Annual Report for the fiscal year ended December 31, 2010 on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2011, and as amended by Amendment No. 1 on April 29, 2011.

CHINA CGAME, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	March 31, 2011	December 31, 2010
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		$2,407,628	$4,129,992
Restricted cash		473,780	334,888
Contract receivables, net	(3)	77,997,945	81,440,212
Costs and earnings in excess of billings		5,011,625	3,009,487
Job disbursements advances		396,876	2,519,798
Other receivables, net	(4)	26,208,646	26,357,227
Inventories	(5)	30,308	30,117
Deferred income taxes, current		112,545	112,625
Other current assets		289,666	191,865
Total current assets		112,929,019	118,126,211

Non-current assets
Plant and equipment, net	(6)	2,698,936	2,920,593
Intangible Assets	(7)	113,312	167,813
Goodwill		23,771,636	23,771,636
Other non-current assets		432,756	414,980

TOTAL ASSETS		$139,945,659	$145,401,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	(8)	$6,288,557	$6,281,185
Convertible Bond Payable due within one year, net	(9)	23,231,289	22,687,021
Accounts payable		29,183,012	28,709,080
Billings over costs and estimated earnings		4,326,076	8,901,533
Amount due to shareholder	(17)	13,279,757	13,592,883
Other payables	(10)	10,321,151	10,962,392
Business and other taxes payable		4,654,081	4,432,562
Customers’ deposits		383,019	254,771
Other Accruals	(11)	7,525,263	6,819,560
Total current liabilities		99,192,205	102,640,987

The accompanying notes are an integral part of these unaudited financial statements.

CHINA CGAME, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	March 31, 2011	December 31, 2010
		(unaudited)
Non-current liabilities
Long term bank loans	(8)	$51,184	$32,013
Convertible bond payable, net	(9)	7,152,748	6,304,242

TOTAL LIABILITIES		$106,396,137	$108,977,242

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2011 and December 31, 2010		$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,039,825 shares issued and outstanding at March 31, 2011 and December 31, 2010.		20,040	20,040
Additional paid in capital		43,880,995	43,880,995
Statutory reserves		3,040,595	3,040,595
Accumulated other comprehensive income		4,061,761	1,572,840
Retained earnings		(15,501,492)	(11,172,099)
Total Company shareholders’ equity		35,501,899	37,342,371
Non-controlling interests		(1,952,377)	(918,380)
Total shareholders’ equity		33,549,522	36,423,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$139,945,659	$145,401,233

The accompanying notes are an integral part of these unaudited financial statements.

CHINA CGAME, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

	Notes	Three Months ended March 31,
		2011	2010

Contract revenues earned	(12)	$8,831,265	$11,472,123
Cost of contract revenues earned		9,281,145	9,144,193
Gross profit/(loss)		$(449,880)	$2,327,930

Selling, general and administrative expenses		2,121,057	4,222,681
Loss from operations		$(2,570,937)	$(1,894,751)

Interest income		777	2,416
Interest expense		(2,096,933)	(1,626,111)
Other income		69,407	7,514
Other expenses		(131,325)	(849)
Loss before taxation on Continuing Operations		$(4,729,011)	$(3,511,781)
Income tax	(13)	2,598	9,575
Net loss including non-controlling interest		$(4,731,609)	$(3,521,356)

Net loss attributable to non-controlling interest		402,216	1,471

Net loss attributable to the Company		$(4,329,393)	$(3,519,885)

Net loss per share:
Basic		$(0.22)	$(0.26)
Diluted		$(0.22)	$(0.26)

Weighted average shares outstanding:
Basic		20,039,825	13,682,477
Diluted		20,039,825	13,682,477

The accompanying notes are an integral part of these unaudited financial statements.

CHINA CGAME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

	Three Months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(4,329,393)	$(3,521,356)
Non-controlling interest	(402,216)	1,471
Depreciation expense	296,084	178,043
Bad debt expense	35,704	193,753
Amortization expenses on intangible assets	8,796	10,623
Amortization expenses on convertible bond discount	1,392,774	911,006
Stock compensation and options expenses	-	1,964,464
Loss on disposal of fixed assets	46,162	519
Loss on disposal of intangible assets	45,705	-
Deferred income tax	80	-
(Increase)/decrease in inventories	(191)	565,153
Decrease in receivables	1,553,007	3,567,823
Decrease in other assets	2,007,344	790,817
Increase/(decrease) in payables	(3,687,297)	2,236,390
Net cash provided by/(used in) operating activities	$(3,033,441)	$6,898,706

Cash flows from investing activities
Decrease/(increase) in restricted cash	$(138,892)	$1,009,739
Purchases of fixed assets	(120,589)	(439)
Net cash provided/(used) in investing activities	$(259,481)	$1,009,300

Cash flows from financing activities
Repayments of short-term loans	$-	$(1,673,326)
Proceeds from short-term loans	7,372	-
Repayments of long-term loans	-	(19,389)
Proceeds from long-term loans	19,171	-
Repayments of shareholder loan	(313,125)	(6,576,189)
Net cash provided in financing activities	$(286,582)	$(8,268,904)

Net decrease in cash and cash equivalents	$(3,579,504)	$(360,898)
Effect of foreign currency translation on cash and cash equivalents	1,857,140	118,121
Cash and cash equivalents - beginning of year	4,129,992	740,125

Cash and cash equivalents - end of year	$2,407,628	$497,348

Other supplementary information:
Cash paid during the year for:
Interest paid	$30,487	$1,260,000
Income tax paid	$2,598	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHINA CGAME, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Non-controlling Interest	Total
Balance, January 1, 2010	13,314,825	$13,315	$26,535,818	$3,040,595	$3,868,437	$11,131,084	$(26,389)	$44,562,860
Net Loss including non-controlling interests						(22,303,183)	(891,991)	(23,195,174)
Additional Paid-in Capital from grant of employee stock options			19,902					19,902
Value of stocks grant to employees	475,000	475	1,956,525					1,957,000
Value of stocks to acquire New Crown	6,250,000	6,250	15,368,750					15,375,000
Foreign currency translation adjustment					(2,295,597)			(2,295,597)
Balance, December 31, 2010	20,039,825	$20,040	$43,880,995	$3,040,595	$1,572,840	$(11,172,099)	$(918,380)	$36,423,991
Balance, January 1, 2011	20,039,825	$20,040	$43,880,995	$3,040,595	$1,572,840	$(11,172,099)	$(918,380)	$36,423,991
Net loss including non-controlling interests						(4,329,393)	(402,216)	(4,731,609)
Foreign currency translation adjustment					2,488,921		(631,781)	1,857,140
Balance, March 31, 2011 (unaudited)	20,039,825	$20,040	$43,880,995	$3,040,595	$4,061,761	$(15,501,492)	$(1,952,377)	$33,549,522

	Comprehensive Income
	For the Three Months	For the Year Ended	Accumulated
	Ended March 31, 2011	December 31, 2010	Total
Net Income	$(4,329,393)	$(22,303,183)	$(26,632,576)
Foreign Currency Translation Adjustment	1,857,140	(2,295,597)	(438,457)
	$(2,472,253)	$(24,598,780)	$(27,071,330)

The accompanying notes are an integral part of these unaudited financial statements.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
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

On August 18, 2010, pursuant to a stock purchase agreement that was entered into on August 11, 2010 by and among the Company, First Jet Investments Limited (“First Jet”), New Crown Technology Limited, First Jet’s wholly-owned subsidiary (“New Crown”) and Mr. Jun Tang, the principal of First Jet and New Crown, the Company completed an acquisition of 60% of the issued and outstanding shares of New Crown, which is the holder of 100% of the equity interests of Shanghai ConnGame Network Ltd. (“ConnGame”).  In exchange for the 60% equity interest of New Crown, the Company issued 6,250,000 shares of the Company’s common stock, $0.001 par value per share, to First Jet.  ConnGame is a company organized under the laws of the People’s Republic of China with a registered capital of RMB 10,000,000.  ConnGame is a developer and publisher of MMORPG (Massively Multiplayer Online Role Playing Game). Since ConnGame has not launched any games, it has not generated any material revenue. In connection with the foregoing transaction, the Company transferred to New Crown 100% of the equity interests of China Architectural Engineering (Shenzhen) Co., Ltd., which had immaterial operations and assets at the time of transfer.

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

On March 25, 2011, the Company changed its name from China Architectural Engineering, Inc. to its current name China CGame, Inc.  The Board of Directors approved the change of the corporate name to better reflect the operations of the Company’s focus on providing MMORPG in China.  Pursuant to Section 253 of the Delaware General Corporation Law, the name change was effected by the merger of China CGame, Inc., a wholly-owned subsidiary of the Company, with and into the Company, with the Company being the surviving corporation. This merger had the effect of amending the Company’s Certificate of Incorporation to reflect the new legal name of the Company.

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

(b)	Consolidation

The consolidated financial statements include the accounts of the Company and its seventeen subsidiaries. Significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as non-controlling interests.

As of March 31, 2011, detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of Incorporation	Attributable Equity interest %
Full Art International Limited	Hong Kong	100
Zhuhai King Glass Engineering Co., Ltd.	PRC	100
Zhuhai King General Glass Engineering Technology Co., Ltd.	PRC	100
King General Engineering (HK) Limited	Hong Kong	100
KGE Building System Limited	Hong Kong	100
KGE Australia Pty Limited	Australia	55
Zhuhai Xiangzhou District Career Training School	PRC	72
Faith Mount International Limited	Hong Kong	100
Techwell Engineering Limited	Hong Kong	100
Techwell International Limited	Macau	100
Techwell Building System (Shenzhen) Co., Ltd.	PRC	100
CAE Building Systems, Inc.	USA	100
Techwell International S.E.A.	Singapore	100
China Architectural Engineering (Shenzhen) Co., Ltd.	PRC	60
CAE Building Systems (Singapore) Pte Ltd	Singapore	100
New Crown Technology Limited	Hong Kong	60
Shanghai ConnGame Network Ltd.	PRC	60

(c)	Consolidation

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
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

All of the goodwill presented as March 31, 2011 is attributable to the acquired subsidiaries, with approximately $15.8 million attributable to ConnGame, which was acquired in August 2010, and approximately $8.0 million attributable to Techwell Engineering Limited. There are several instances that may cause the Company to further test its goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact its ability to meet its projected results; (ii) declines in the Company’s stock price caused by continued volatility in the financial markets that may result in increases in its weighted-average cost of capital or other inputs to its goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of the Company’s reporting units. In the period ended March 31, 2011, the Company believes that no instance indicates that an impairment could exist in respect to Techwell or ConnGame.

Material assumptions that related to Techwell include:  (1) The reporting unit continues to have the profitable operations for a period of next 10 years; (2) the revenue has the steady annual growth rate ranging from 5% to 8% as in line with the estimated growth rate of PRC economy; (3) costs of funds kept stable for the period of next 10 years resulting in a stable discount rate for the projection of estimated fair value; and (4) no material change in the prevailing payment terms of the construction industry that allowing the working capital requirement kept at a low level at 15%.  Uncertainties include: (1)  The ability of the reporting unit to continue as a  profitable operation may be affected by changes in technologies and the market of the construction industry; (2) the growth of the PRC economy may not be as steady as projected that in turn affect the steady growth of the revenue of the reporting unit, (3) it is also uncertain about the capital market that affect the costs of fund of the company; and (4) the prevailing payment terms used in the construction industry may be changed as a result of changes in the business environment for the construction industry. Potential events include (1) the appreciation of the value of RMB that would slow down the export and in turn the economic development of China that in turn have negative effect of property development industry in China; and (2) the controlling policies towards the property market by the PRC government.

For other intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate carrying values exceed estimated reporting unit fair values

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
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

(i)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(j)	Restricted cash

Restricted cash represents deposits in bank accounts to secure notes payables, bank loans, project performance bond and guarantee.

(k)	Earnings (loss) per share

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

The calculation of diluted weighted average common shares outstanding for the three-month periods ended March 31, 2011 and 2010 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

Components of basic and diluted earnings per share were as follows:

	Period ended March 31, 2011	Period ended March 31, 2010
Net loss attributable to the Company	$(4,329,393)	$(3,519,885)

Basic Weighted Average Shares Outstanding	20,039,825	13,682,477
Dilutive Shares:
- Addition to Common Stock from Conversion of Notes	-	-
- Addition to Common Stock from Exercise of Warrants	-	-

Diluted Weighted Average Outstanding Shares:	20,039,825	13,682,477

Earnings Per Share
- Basic	$(0.22)	$(0.26)
- Diluted	$(0.22)	$(0.26)

(l)	Revenue and cost recognition

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
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

•
The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in the PRC and Hong Kong.  Based on the consolidated net income for the three-month period ended March 31, 2011, the Company shall be taxed at the 34% tax rate.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

•	Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate.

•	New Crown Technology Limited is subject to a Hong Kong profits tax rate of 16.5%.

•	Shanghai ConnGame Network Ltd. is located in Shanghai and is subject to a 25% income tax rate.

(n)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $6,829, and $nil for the three-month periods ended March 31, 2011 and 2010, respectively.

(o)	Research and development

All research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses were $860,720 and $nil for the three-month periods ended March 31, 2011 and 2010, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred.

(q)	Selling, general and administrative expenses

Selling, general and administrative expenses including employee salaries, pension costs, marketing costs, insurance, rent, and depreciation, etc.

(r)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at March 31, 2011 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	03/31/2011	12/31/2010	03/31/2010
Period end RMB : US$ exchange rate	6.5701	6.6118	6.8361
Average yearly RMB : US$ exchange rate	6.5894	6.7788	6.8360

Period end HKD : US$ exchange rate	7.7887	7.7832	7.7647
Average yearly HKD : US$ exchange rate	7.7879	7.7695	7.7639

Period end AED : US$ exchange rate	3.6734	3.6737	3.6739
Average yearly AED : US$ exchange rate	3.6736	3.6737	3.6736

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

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

(u)	Going Concern

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  As of March 31, 2011 and December 31, 2010, the Company has an accumulated deficit of $15,501,492 and $11,172,099, respectively, due to the fact that the Company continued to incur losses over the past few years. The Company has failed to make required principal and interest payments due under convertible bonds, which may be called by the bondholders at any time. Management is attempting to renegotiate the terms of the debts and is in the process of evaluating funding alternatives including seeking refinance of the debts and temporary loans from the major shareholder for the Company operations.  As a result, the Company is dependent upon financial support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.	CONTRACT RECEIVABLES

	March 31, 2011	December 31, 2010
Contract receivables	$83,565,602	$86,972,165
Less: Allowance for doubtful accounts	(5,567,657)	(5,531,953)

Net	$77,997,945	$81,440,212

Allowance for Doubtful Accounts	March 31, 2011	December 31, 2010
Beginning balance	$5,531,953	$6,642,386
Add: Allowance created	35,704	5,973,576
Less: Written off against allowance	-	(7,084,009)

Ending balance	$5,567,657	$5,531,953

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

4.	OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2011	December 31, 2010
Due from sellers of Techwell, the subsidiary (1)	$11,366,398	$11,362,494
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	-	1,169,876
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,373,784	9,380,408
Other related parties receivables	2,082,464	703,539
Deposits for site operations of projects in PRC	3,061,343	3,049,100
Other	324,657	691,810

Total	$26,208,646	$26,357,227

(1)
On November 6, 2007, the Company, through Full Art International, Ltd. (“Full Art”), acquired all of the issued and outstanding shares in the capital of Techwell Engineering Limited, a limited liability company incorporated in Hong Kong (“Techwell”) pursuant to a Stock Purchase Agreement (the “Agreement”) dated November 6, 2007, entered into by and among Ng Chi Sum and Yam Mei Ling (each a “Shareholder” and collectively, the “Shareholders”), the Company and Full Art.  Pursuant to the terms and conditions of the Agreement, the Shareholders agreed that each of them would pay any and all accounts receivables of Techwell if not paid by the customers within 24 months of the acquisition date.  The 24 month period had expired. The amount due and payable from the Shareholders is included in the other receivable due from sellers of Techwell.

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

5.	INVENTORIES

	March 31, 2011	December 31, 2010
Raw materials at sites	$30,308	$30,117

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of: -

	March 31, 2011	December 31, 2010

At cost
Motor vehicle	$943,176	$894,984
Machinery and equipment	2,484,169	2,464,614
Furniture, software and office equipment	2,352,267	2,374,776
Leasehold improvement	1,010,012	1,004,538
	$6,789,624	$6,738,912

Less: Accumulated depreciation
Motor vehicle	$766,157	$743,086
Machinery and equipment	1,704,166	1,649,806
Furniture, software, and office equipment	1,291,862	1,196,484
Leasehold improvement	328,503	228,943
	$4,090,688	$3,818,319

	$2,698,936	$2,920,593

Depreciation expenses included in the selling and administrative expenses for periods ended March 31, 2011 and 2010 were $296,084 and $178,043, respectively.

7.	INTANGIBLE ASSETS

	March 31, 2011	December 31, 2010

At cost
Intangible Assets	$160,492	$251,966
Less: Accumulated amortization	47,180	84,153

	$113,312	$167,813

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

8.	LOANS

A.	SHORT-TERM BANK LOANS

	March 31, 2011	December 31, 2010

ABN Amro N.V. Overdraft in Current Account at interest rate at 6.5% per annum	$1,684,889	$1,674,263

ABN Amro N.V. Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,526,891	4,530,090

Automobile capital lease obligation (hire purchase), amount due within one year, last installment due November 9, 2012	76,777	76,832

	$6,288,557	$6,281,185

A.	LONG-TERM BANK LOANS

	March 31, 2011	December 31, 2010

Automobile capital lease obligation (hire purchase),amount due to DBS Bank, last installment due November 9, 2012	51,184	32,013

	$51,184	$32,013

9.	CONVERTIBLE BONDS AND BOND WARRANTS

(a)	$10,000,000 Variable Rate Convertible Bonds due in 2012

On April 12, 2007, the Company completed a financing transaction with The Royal Bank of Scotland, London Branch (formerly “ABN AMRO N.V., London Branch) (the “Subscriber”) issuing (i) $10,000,000 Variable Rate Convertible Bonds due in 2012 (the “2012 Bonds”) and (ii) 800,000 warrants to purchase an aggregate of 800,000 shares of the Company’s common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “2012 Warrants”).

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

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

The Convertible Bonds Payable, net consists of the following:

	March 31, 2011	December 31, 2010

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,305,938)	(3,305,938)
Less: Interest discount – Beneficial conversion feature	(1,882,404)	(1,882,404)
Less: Bond discount	(760,069)	(760,069)
Accretion of interest discount	8,332,448	6,939,674

Total Convertible Bonds Payable, Net	$30,384,037	$28,991,263

	March 31, 2011	December 31, 2010

Convertible Bonds Payable – current portion	$23,231,289	$22,687,021
Convertible Bonds Payable – non-current portion	7,152,748	6,304,242
Total Convertible Bonds Payable, Net	$30,384,037	$28,991,263

Failure to Comply with the Terms and Conditions of the Convertible Bonds

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

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

As of March 31, 2011, the Company has failed to comply with the terms and conditions of the Bonds and Waiver Agreement, including, but not limited to, failing to make the payments scheduled under the waivers and was negotiating with the Bondholders for extension of the date of the scheduled payments.  The Company was communicating with the Bondholders for the extension for the payment and adjustment of the conversion price under the terms of the Waiver Agreement. By the date of this report, the Bondholders have not demanded payment on the Bonds or adjustment of the conversion price.

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

10.	OTHER PAYABLES

Other payables consisted of the following:

	March 31, 2011	December 31, 2010
Advances received from clients of construction projects	$8,635,996	$8,032,690
Advances received from clients other than construction projects	-	2,184,418
Others	1,685,155	745,284
Total	$10,321,151	$10,962,392

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

11.	OTHER ACCRUALS

Other accruals consisted of the following:

	March 31, 2011	December 31, 2010
Accruals for interests on convertible bonds	$3,798,516	$3,145,768
Accruals for interests on short-term bank loan	450,554	342,614
Accruals for materials costs of projects in Dubai	2,113,456	2,025,311
Others	1,162,737	1,305,867
Total	$7,525,263	$6,819,560

12.	CONTRACT REVENUES EARNED

The contract revenues earned for the three-month periods ended March 31, 2011 and 2010 consist of the following: -

	Three-month period ended 03/31/2011	Three-month period ended 03/31/2010

Billed	$6,867,898	$10,173,136
Unbilled	1,963,367	1,298,987

	$8,831,265	$11,472,123

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

The three largest customers accounted for 18% of the Company’s contract revenues for the three-month period ended March 31, 2011. No single customer accounted for 10% or more of the Company’s contract revenues during the three-month period ended March 31, 2011.

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

Income before taxes and the provision for taxes consists of the following:

	March 31, 2011	March 31, 2010
Continuing income before taxes:
U.S.	$(2,444,732)	$(4,093,545)
Singapore	(63)	(388)
China	(2,005,436)	356,519
Australia	(3,534)	(3,100)
Hong Kong	(193,261)	(140,794)
Dubai	(79,902)	371,631
Macau	(2,083)	(2,104)
Total continuing income before taxes	(4,729,011)	(3,511,781)

Provision for taxes expense/(benefit):
Current:
U.S. Federal	-	-
U.S. State	2,598	9,575
	2,598	9,575

Deferred:
U.S. Federal	-	-
Hong Kong	-	-
Currency Effect	-	-

Total provision for taxes	$2,598	$9,575
Effective tax rate	(0.05)%	(0.29)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
Deferred tax assets
Net operating loss	$112,545	$112,893
	112,545	112,893
Valuation allowance	-	-
Total deferred tax assets	112,545	112,893
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	112,545	112,893
Reported as:
Current deferred tax assets	112,545	112,893
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$112,545	$112,893

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

Current deferred tax assets represents net operating loss of a subsidiary Techwell Engineering Limited in Hong Kong. The losses can be carried forward to set-off future assessable profits in Hong Kong without expiry date.  The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the three-month periods ended March 31, 2011, and 2010 are shown in the following table:

	March 31, 2011	March 31, 2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-9.00%	-9.00%
Accruals in foreign jurisdictions	-0.05%	-0.29%
Effect operation losses	-25.00%	-25.00%
	-0.05%	-0.29%

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income (see tax rates discussed above) before tax for the three-month period ended March 31, 2011, and 2010:

	Three-month ended March 31, 2011	Three-month ended March 31, 2010
Income/(loss) before tax	$(4,729,011)	$(3,511,781)
Taxes at the applicable income tax rates	2,598	9,558
Miscellaneous non taxable income and non-deductible expenses	-	17

Current income tax expense	$2,598	$9,575

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

14.	QUARTERLY INFORMATION

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

	Quarter Ended
	March 31, 2011	March 31, 2010
Contract revenues earned	$8,831	$11,472
Income / (loss) from operations	(4,729)	(3,512)
Net earnings (loss)	(4,329)	(3,520)
Net earnings / (loss) per share:
Basic and Diluted	(0.22)	(0.26)

15.	SEGMENT INFORMATION

The Company has one reportable segment and conducts business in the following geographic regions. All amounts are in thousands.

Revenue :
	03/31/2011	03/31/2010
For the three-month period ended March 31
Asia	$8,831	$11,445
United States	-	27
Total	$8,831	$11,472

Long-lived assets :
	Middle East	Asia	United States	Total
As of March 31, 2011
Plant and equipment, net	$253	$2,375	$71	$2,699
Intangible assets	-	113	-	113
Goodwill	-	23,772	-	23,772
Other non-current assets	187	246	-	433
Total	$440	$26,506	$71	$27,017

As of December 31, 2010
Plant and equipment, net	$279	$2,568	$74	$2,921
Intangible assets	-	168	-	168
Goodwill	-	23,772	-	23,772
Other non-current assets	187	227	-	414
Total	$466	$26,735	$74	$27,275

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

16.	COMMITMENTS AND CONTINGENCIES

A. OPERATING LEASE COMMITMENTS

The Company leases certain administrative and production facilities from third parties.  Accordingly, for the three-month periods ended March 31, 2011 and March 31, 2010, the Company incurred rental expenses of $345,956 and $267,036 respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the years ended December 31,
2011	1,037,136
2012	615,540
2013 or after	-

$1,652,676

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

CHINA CGAME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

The Company, Mr. Ng, and Miss Yam are in discussions and negotiations to settle the all disputes between the parties.  However, there is no guarantee that the parties will reach an agreement to settle the dispute, in which case the Company intends to vigorously defend against the lawsuit.  There can be no assurance that the lawsuit will be resolved in the Company’s favor.  Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management from its business.  If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations. In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is still under negotiation of the settlement agreement with Mr. Ng as of March 31, 2011. The management intends to take further legal action in the event no settlement agreement could be reached by end of June 2011.

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

In July 2010, the Company met with the master contractor, and the master contractor agreed to arrange a further meeting to explore the possibility of settlement. No such meeting was arranged as of date. The Company’s counsel in Dubai was preparing the legal documents for the claims as of September 30, 2010. On November 8, 2010 the Company issued a notice informing the master contractor that the Company would seek resolution through arbitration with 56 day waiting period for the master contractor to respond. In April 2011, the master contractor reiterated that it does not believe that it is obligated to pay to the Company any of the amounts that the Company believes it is due. The Company intends to file for arbitration in the Courts of Dubai in second or third quarter of 2011.

17.	RELATED PARTY TRANSACTIONS

The amount due to shareholder at March 31, 2011 and December 31, 2010 were $13,279,757 and $13,592,883, respectively. The payables balance was mainly loans from the two largest shareholders, with such loans being interest-free, fee-free and are due upon demand.

During the three-month period ended March 31, 2011, no material amount of materials were purchased from Canbo or Kangbao. As of March 31, 2011, the Company’s balances with Canbo were payable of $0.3 million for the purpose of future supplies of materials.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

18.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2011 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to a discussion of the financial condition and results of operations of China CGame, Inc.(the “Company” or “ CCGM”) and its direct and indirect wholly- and partially-owned subsidiaries, including but not limited to Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”) in Zhuhai, PRC, Full Art International, Ltd. (“Full Art”) in Hong Kong, Techwell Engineering Limited (“Techwell”) with operations in Dubai, CAE Building Systems Inc. (“CAE BS”) in United States and Shanghai ConnGame Network Ltd. (“ConnGame”) in Shanghai, PRC. We acquired ConnGame on August 18, 2010.

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011, and as amended by Amendment No. 1 on April 29, 2011. This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

●	Our acquisition of a majority ownership interest in Shanghai ConnGame Network Co. Ltd. in August 2010;

●	Our ability to successfully complete and commercialize online games under development;

●	Our ability to compete in the highly competitive online interactive entertainment industry;

●	Our ability to incur the substantial up-front expenditures needed for development of MMORPG products requires.

●	Our ability to integrate and maintain internal controls after our acquisition of ConnGame;

●	Our dependence on government contracts and government sponsored contracts;

●	Fluctuation and unpredictability of costs related to our products and services;

●	Changes in the laws of the PRC that affect our operations;

●	Our failure to meet or timely meet contractual performance standards and schedules;

●	Adverse capital and credit market conditions;

●	Any occurrence of epidemic diseases and other cross-region infectious diseases;

●	Reduction or reversal of our recorded revenue or profits due to “percentage of completion” method of accounting;

●	Increasing provisions for bad debt related to our accounts receivable;

●	Our dependence on the steel and aluminum markets;

●	Exposure to product liability and defect claims;

●	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

●	Expenses and costs related to our issuance of our bonds and bond warrants; and

●	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations.

Our actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated, should one or more of these risks or uncertainties occur, or any of the risks or uncertainties described below in this Quarterly Report or in the “Risk Factors” section of our 2010 Annual Report occur.  Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The three largest customers accounted for 18% of the Company’s contract revenues for the three-month period ended March 31, 2011. No single customer accounted for 10% or more of the Company’s contract revenues during the three-month period ended March 31, 2011.

International Projects

In 2009 and 2010, the spread of the global recession and reduction in the nature and scope of international construction projects have led us to primarily focus our attention on domestic projects in China.  Dubai, Doha, Kuwait and other Middle East region have suffered greatly under the impact of the global financial crisis.  Our projects have suffered significantly as well.  Beginning in 2009, we experienced a significant decrease in the project turnover and an increase in costs and delays in customer payments.  This negative trend has continued during the first three months of 2011. Our results of operations have also suffered.  For instance, we have experienced significant difficulties with respect to our Dubai and Project, as discussed below under, "Dubai Metro Rail Project".

We do not believe that the international economy will experience a recovery in the near future and therefore its negative impact on construction industry still exists and will exist in the near future.  As a result, we ended the orders of the construction of international projects in 2009, moved to refocus our resources to projects in the mainland China and shifted the focus of our business to design and professional consulting services. To develop projects and generate revenue, we have sought to join new projects in the position of design and project consultant and the role of material supplier. No new international project was taken in 2010 or during the first quarter of 2011.

Domestic Projects

During 2010 and the quarter ended March 31, 2011, we believe that the Chinese market has fared better than most of the international markets.  With the strength of our reputation and history of notable projects in China, we have been focusing our resources and efforts in our domestic market.   We believe that we have long-standing relationships with leading Chinese and international architects, having completed high profile projects in China. During fiscal 2010, we signed the contracts for the projects of Beijing Jiangtai Business Centre, Wuhan Xinhaigeming Museum, Liuzhou Nanning Gymnasium and Natatorium and Innovation Exhibition Center of the Overseas Chinese Town ("OCT") Group. The total contract value of these projects are estimated to be approximately $22.1 million. These projects are expected to be completed in 2011 or 2012.

Operations after Acquisition of ConnGame

As noted below, we acquired a 60% equity interest in ConnGame on August 18, 2010.  We believe that our acquisition of ConnGame will permit us to refocus our core capabilities and facilitate our planned transformation into a high-end architectural design consultant and service provider, as we intend to leverage ConnGame’s design engines and virtual applications to broaden our service capabilities and scope of architectural collaborations.

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

We believe that our acquisition will also enable us to enter China's large online game market, with ConnGame’s two to-be-released MMORPG games.  We believe that the online game industry and its related business model will be a growing market in China, and we believe that the focus of our business operations will eventually shift to the online game industry.  We will seek to divide our business services into the following:

●	Construction consulting—We intend to continue to conduct our construction consultancy services within China.

●
Construction  design services—We believe that we will be able to utilize the technical skills and expertise of ConnGame to provide unique consulting services for the design and fabrication projects globally, with such services to include real-time and interactive capabilities.

●	Online Games—ConnGame expects to launch its first game in Q3 2011 and another game in Q4 2011, subject to successful testing.

●
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

Warring State Online is developed based on the Turbo engine. We completed numerous closed beta tests for our first planned MMORPG game entitled "Warring State", a realistic MMORPG based on China's iconic characters and nostalgic epochs, featuring recreations of historically popular heroes and warlords set in dramatic backdrops and varied according to the four seasons. ConnGame conducted the fourth closed beta testing of Warring State in November 2010. During testing, thousands of players explored the game for three days to test their experience and performance of the game. The beta testing was viewed by our management as successful milestone. The management expects that, after one to two additional closed beta testing, "Warring State Online" could be launched to the marketing in the fourth quarter of 2011.

In March 2011, we finished our first closed beta testing for "Revolution" with expected results. In middle of June 2011, "Revolution" is expected to have its second closed beta testing and about 15,000 users are expected to join in the testing. After this testing, "Revolution" could be launched to the marketing, depending on results of the testing. It is anticipated that the open beta would occur in the third quarter of 2011.

During the 2010 fiscal year, ConnGame completed a contract with the China Ministry of Public Security for development of a Safe Driving Game project based on its proprietary "Apocalypse" game engine. The Company has recognized revenues of approximately $0.2 million from this project during the period.

ConnGame is a start-up, development-stage company and has not yet generated or realized material revenues from its business operations. We expect to incur significant expenses from ConnGame's operations primarily due to its continued research and development activities, the operations and marketing of its products. Operations expenses related to ConnGame's operations for the three months ended March 31, 2011 and for year ended December 31, 2010 totaled approximately $1.0 million and $3.6 million, respectively, with a substantial majority of this amount relating to research and development expenses. ConnGame anticipates that during the next 12 months, it will incur additional expenses towards the operations and marketing of the products.

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

Cooperation Agreement

On March 30, 2011, ConnGame entered into a Supplemental Agreement to the Cooperation Agreement dated July 12, 2010 (the “Supplemented Cooperation Agreement”) with the Administrative Committee of Jiangsu Wujin High Technology Industrial Development Zone (the “Administrative Committee”).

Pursuant to the Supplemented Cooperation Agreement, the Company established Changzhou ConnGame Network, Ltd (the “Changzhou ConnGame”), as a new indirect subsidiary of the Company to be located in Jiangsu Wujin High Technology Industrial Development Zone. Additionally, ConnGame agreed to relocate its headquarters to Changzhou and to ensure that the revenue from its new products will be recorded by Changzhou ConnGame. The Administrative Committee indicated that it would cause an investment of RMB 20 million to be made into a subsidiary of the Company, and also agreed to use its best efforts to assist Changzhou ConnGame to obtain funds and preferential policies for certain early stage operating expenses from provincial, municipal and district governments, and such agreement to assist ceasing after Changzhou ConnGame after RMB 10 Million of support has been provided.

Failure to Comply with the Terms and Conditions of the Convertible Bonds

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

●
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

●
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

●
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

As of the date of this Quarterly Report, we did not pay make the payments required under the Waiver and we were negotiating with the Bondholders for extension of the scheduled payments dates.  There has also been noncompliance with other provisions of the Waiver.  Since we were unable to comply with the payment terms of the Waiver and unless we are able to successfully negotiate an extension of the scheduled payment dates, all rights of the holders of the Bonds and 2008 Warrants waived under the Waiver to or to be waived under the Waiver, will not be waived and will be reinstated in full, and any previous waivers will be null and void and the issuance of the Shares could result in an adjustment of the conversion price of the Bonds downward to the value of the assets that we received for the issuance of the Shares, as calculated in accordance with the provisions of the Trust Deeds and the warrant agreement, which could result in substantial dilution to our shareholders. The 2007 Bonds are currently convertible at a per share price of $9.80 per share and the 2008 Bonds and 2008 Warrants are convertible and exercisable, respectively, at $25.40 per share (taking into account the 1 for 4 share reverse stock split that occurred on December 21, 2010).

Dubai Metro Rail Project Dispute

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. We, through our subsidiary Techwell Engineering Limited, had been working towards completion of our external envelopes for stations along the Red Line of the Dubai Metro System. According to our original construction blueprint, the majority of our construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009. With less than 5% of our contract remaining to be completed, Techwell was removed by the master contractor of the project, who also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed. We and certain of our subsidiaries are guarantors of the bonds that were paid by the banks, and we are liable under the guarantee agreements for such amounts paid by the banks. We do not believe that the master contractor had a proper basis for calling the bonds and intend to vigorously pursue and defend all of our legal rights and remedies related to this dispute. We engaged a construction claims consultant to facilitate resolution of this dispute. We and our construction claims consultant, based on a review of the facts, documents, and materials available, believe that we have a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as our final amount due for work performed through September 2009. We, with the assistance of our claims consultant, have been continuously evaluating the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in our and Techwell’s favor. The Company’s counsel in Dubai is preparing the legal documents for the claims by the time of this Quarterly Report.

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

One of the primarily reasons that the aging of Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009. The underlying receivable as of March 31, 2011 from the Dubai projects was approximately $42.2 million, which represented 50% of the total contract receivables as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment. The Company currently expects that there will be progress and payments will be received. However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable. For receivables related to the Dubai Project, the client delayed payment to us since April 2009 by refusing to issue the Certificates for Value of Work Done. No Certificates have been issued since April 2009. The Certificates are pre-requisites to proceed with payment to the Company. The client paid for all work for Certificates for Value of Work Done issued in or before April 2009. Such payments were made prior to December 31, 2009. As a result, no account receivables at March 31, 2011 represent work for the above-referenced Certificates issued in or before April 2009. The receivables as of March 31, 2011 were recognized in accordance with the Percentage of Completion Method and the Company’s estimated final value of work done that the Company completed as of March 31, 2011.

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

In July 2010, the Company met the master contractor and the master contractor agreed to arrange a further meeting to explore the possibility of settlement. On November 8, 2010 the Company issued a notice informing the master contractor that the Company would seek resolution through arbitration with 56 day waiting period for the master contractor to respond. In April 2011, the master contractor reiterated that it does not believe that it is obligated to pay to the Company any of the amounts that the Company believes it is due. The Company intends to file for arbitration in the Courts of Dubai in second or third quarter of 2011.

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

As of the date of this Quarterly Report, the Company, Mr. Ng, and Miss Yam, after several counter proposals among the parties, are still in discussions and negotiations to settle all disputes. However, there is no guarantee that the parties will reach an agreement to settle the dispute, in which case the Company intends to vigorously defend itself against the lawsuit. There can be no assurance that the lawsuit will be resolved in the Company’s favor. Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management away from its business. If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations. In the event we lose ownership of Techwell, we will lose the approximately $20.3 million of profit contribution since the acquisition of Techwell.

In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is still under negotiation of the settlement agreement with Mr. Ng as of March 31, 2011. The Company’s management intends to take further legal action in the event no settlement agreement could be reached by end of June 2011.

Results of Operations

The following table sets forth statements of operations for the three months ended March 31, 2011 and 2010 in U.S. dollars (unaudited):

	For Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Contract revenues earned	$8,831	$11,472

Cost of contract revenues earned	9,281	(9,144)

Gross profit/(loss)	$(450)	$2,328

Selling, general and administrative expenses	(2,121)	(4,223)

Income from operations	$(2,571)	$(1,895)

Interest income	1	2

Interest expenses	(2,097)	(1,626)

Other income	69	7

Other expenses	(131)

Income before taxes	$(4,729)	$(3,512)

Income tax	2	9

Net loss attributable to non-controlling interest	(402)	(1)

Net loss	$(4,329)	$(3,520)

Net loss per share:
Basic	$(0.22)	$(0.26)
Diluted	$(0.22)	$(0.26)

Weighted average shares outstanding:
Basic	20,040	13,682
Diluted	20,040	13,682

Three Months Ended March 31, 2011 and 2010

Contract revenues earned for the three months ended March 31, 2011 were $8.8 million, an increase of $2.7 million, or 23.5%, from the contract revenues earned of $11.5 million for the comparable period in 2010. The primary reasons for the decrease in contract revenues earned was due to fewer projects for our company in the first quarter of 2011. Of our total contract revenues earned, nil was generated from operations through ConnGame.

Cost of contract revenues earned for the three months ended March 31, 2011 was $9.3 million, a decrease of $0.2 million, or 2.2%, from $9.1 million for the comparable period in 2010. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. As a percentage of contract revenues, costs of contract revenues increased primarily due to the increases in raw material, labor and administrative costs in our domestic market of China as well as the adjustments in accordance to the percentage-completion method for accounting of projects revenue.  Provisions for estimated losses on uncompleted contracts are charged to cost of contract revenues earned in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Cost of revenues related to our MMORPG gaming operations were nil for the three months ended March 31, 2011.

Gross loss for the three months ended March 31, 2011 was $0.5 million, a decrease of $2.8 million profit, or 121.7%, from a gross profit of $2.3 million for the comparable period of 2010. Our gross margin for the three months ended March 31, 2011 was -5.1% as compared with 20.3% for the three months ended March 31, 2010. The decrease in gross margin was primarily due to reasons same as those for the increase in costs of contract revenue earned, including increases in the costs of raw material, labor and administrative costs in our domestic market of China as well as the adjustments in accordance to the percentage-completion method for accounting of projects revenue, combined with a decrease in number of projects and contract revenue for the first quarter 2011. Such adjustments were made as a result of increases in the projects’ estimated costs, which reduced the projects’ estimated profits and the revenues.

Selling, general and administrative (“SG&A”) expenses were $2.1 million for the three months ended March 31, 2011, a decrease of approximately $2.1 million, or 50%, from approximately $4.2 million for the comparable period in 2010. The decrease was due to decrease in revenue in earned. Rental expenses and depreciation expenses accounted for 16.3% and 14.0%, respectively, of the SG&A expenses.  Additional components of SG&A expenses for the first quarter of 2011 included bad debt expenses of $35,704 and payroll and social security expenses that account for approximately 20.0% of the SG&A expenses during the first quarter of 2011.

Interest expenses were $2.1 million for the three months ended March 31, 2011, an increase of $0.5 million, from approximately $1.6 million for the comparable period in 2010.  The increase was primarily due to the acceleration of interest expenses on convertible bonds.

Income tax expenses were $2,598 for the three months ended March 31, 2011 at an effective tax rate of 0.05%, compared with $9,575 of income tax expenses for the same period of 2010 at an effective tax rate -0.3%. The primary reason for the decrease was due to losses incurred by the operations of the Company.

Net loss for the three months ended March 31, 2011 was $4.3 million, an increase of $0.8 million, or 22.3%, from net loss of $3.5 million for the comparable period in 2010.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $2.4 million.

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

As of March 31, 2011, we did not pay make the required payments scheduled under the waivers and was negotiating with the Bondholders for extension of the date of the scheduled payments. If we are required to repurchase all or a portion of the outstanding amount of $28.0 million in bonds and we do not have sufficient cash to make the repurchase, we will be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price.

As indicated above, on April 15, 2011, the 2008 Bonds were matured. The payables amount to $23.3 million. The Company did not redeem the Bonds and was under negotiation with the Bondholders for the repayment schedule.

Full Art International Limited incurred an automobile capital lease obligation due November 9, 2012 that had an outstanding amount of $127,961 as of March 31, 2011.

On February 19, 2008, we and Techwell Engineering Limited were granted a bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000, which is also the total amount of cash collateral for the facility. All cash collateral was then fully used to off-set a portion of the calling of the bonds for projects in Dubai by the beneficiary. As of March 31, 2011, the facility was converted into the temporary loan of $4.5 million resulted from the calling of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%.

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among CHINA CGAME, INC., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000 that increased the total amount of cash collateral to $3,000,000. In September 2009, $2,818,440 of the cash collateral was used to off-set of the calling of the bonds for projects in Dubai by the beneficiary. As of March 31, 2011, the facility amount was reduced to $0.9 million and was fully utilized.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978). On September 30, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Open Account Financing and Overdraft in Current Account up to RMB16,800,000. ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued and Open Account Financing. As of March 31 2011, Zhuhai KGE utilized RMB Nil (US $Nil) of Bank Accepted Draft and RMB11.1 million (US$1.7 million) of Overdraft in Current Account.

In September 2009, the beneficiary of a performance bond and advance payment bonds for the projects in Dubai demanded the drawing of approximately $9.4 million in total from the two issuing banks, ABN AMRO Bank NV and HSBC. The calling of the bonds was based on the beneficiary’s belief that it had paid in excess of the construction work performed. We do not believe that the beneficiary had the proper basis for calling the bonds and intend to vigorously defend all of their rights and remedies related to the dispute. As of March 31, 2011, after an offset against collateral accounts that we held with the banks, there was approximately $4.5 million in a shortfall amount due to ABN AMRO Bank NV by us that was not paid off. Such amount is currently outstanding as the temporary loan from the bank at the interest rate at the bank’s cost of funds plus 6%.

Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. When we are awarded construction project, we work according to the percentage-of-completion method which matches the revenue streams with the relevant cost of construction based on the percentage-of-completion of project as determined based on certain criteria, such as, among other things, actual cost of raw material used compared to the total budgeted cost of raw material and work certified by customers. There is no guarantee that the cash inflow from these contracts is being accounted for in parallel with the cash outflow being incurred in the performance of such contract. In addition, a construction project is usually deemed to be completed once we prepare a final project account, the account is agreed upon by our customers, and all amounts related to the contract must be settled according to the account within three months to a year from the customer’s agreement on the final project account. As there may be different time intervals to reach a consensus on the amount as being accounted for in the projects before the project finalization account is being mutually agreed by each other. We experience an average accounts settlement period ranging from three months to as high as one year from the time we provide services to the time we receive payment from our customers. Below is a summary of typical steps in our processing of accounts:

●	It takes approximately one month for our client to collect the payment application from contractors for the contract work completed.

●
Thereafter, it takes approximately one to two months for the verification, agreement and certification of work completed, with timing to largely depend on whether there is disagreement in the calculation of certified value between the parties.

●	Moreover, if it is the case that the application is to finalize the project account, it may take up to three months.

●	Additionally, in the event that the client is not the owner of the project, it normally requires an additional one to two months for processing and obtaining the funds from the owner.

●	One to two months the client to pay the contractors.

In contrast to collection times, we typically need to place certain deposit with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We attempt to maintain a credit policy of receiving certain amounts of deposit from customers before we begin a new project.

We generated $8.8 million in revenue for the quarter ended March 31, 2011 compared to revenue of $11.5 million for the same period in 2010. Construction contract related receivables, including contract receivables and costs and earnings in excess of billings as of March 31, 2011 were $83.0 million, a decrease of $15.5 million from construction related receivables of $98.5 million as of March 31, 2010. The decrease was a result of the reduction in projects revenue.

The collection period typically runs from two months to one year, the long aging of receivables reflects the long collection period. In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders.

Among the $83.6 million contract receivables as of March 31, 2011, $59.4 million (71%) was outstanding over 365 days and $18.5 million (22%) over 730 days, in total of $77.9 million which including $15.4 million (19.8%) million of retention money which would only be settled after the retention periods of two or three years. The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate. The Company notes that its account receivables that are 365 and 720 days old are primarily related to the Company’s PRC operations, and the payment cycle in the PRC commonly entails a receivable being outstanding for over one to two years before collection. Such situations are particularly common in the construction market and with the clients from government. Since the Company’s older outstanding receivables are mainly of government projects, the final accounts and payments are required to be processed through a lengthy bureaucratic process in the PRC government.

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

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. We recorded additional provision for doubtful accounts of $35,704 for the quarter ended March 31, 2011. As of March 31, 2011, our provision for doubtful accounts was $5.6 million, which was 6.7% of our gross construction contract related receivables of $83.6 million. We believed our current reserve for doubtful accounts is commensurate to cover the associated credit risk in the portfolio of our construction contract related receivables. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts. As our accounts receivable age and become uncollectible, our cash flow and results of operations are negatively impacted.

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

We have also funded our operations through loans made to us by our two largest shareholders. All of these loans are interest-free, fee-free and due upon demand. As of March 31 2011, the balance of these loans was approximately $13.3 million, as compared to $13.6 million as of March 31, 2010.

At March 31, 2011, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

Net cash used in operating activities for the three months ended March 31, 2011 was approximately $3.0 million, as compared to $6.9 million provided by the same period in 2010. The change is primarily due to differences in changes in receivables of $2.0 million, payables of $5.9 million and stock compensation expense of $2.0 million.

Net cash used in investing activities was approximately $0.3 million for the three months ended March 31, 2011 compared to approximately $1.0 million provided by the three months ended March 31, 2010. The change was mainly a result of the difference in change of restricted cash of $1.0 million.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2011 compared to $8.3 million for the three months ended March 31, 2010. The increase was primarily due to differences in changes of short-term loan of $1.7 million and shareholder loan of $6.6 million.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2010. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K as of and for the year ended December 31, 2010.  Other than as indicated in this Quarterly Report, there have been no material revisions to the critical accounting policies as filed in our Annual Report for the fiscal year ended December 31, 2010 on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2011, and as amended by Amendment No. 1 on April 29, 2011.

Recent Accounting Pronouncements

There have been no material updates to the recent accounting pronouncements as disclosed in our Annual Report for the fiscal year ended December 31, 2010 on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2011, and as amended by Amendment No. 1 on April 29, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

7.
The remediation and implementation plan is being carried out which including the drafting up of the details internal control documents for SOX compliance. With the additions of new subsidiaries recently, the company currently is considering to further develop the internal controls and procedures in responses to the new group structure.

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

8.
In December 2009, our Acting Chief Financial Officer lead an extensive review of the controls and procedures of our company and developed a detailed remediation and implementation plan for Sarbanes-Oxley Act of 2002 Section 404 compliance to be carried out starting in 2010, which is currently underway. With the additions of new subsidiaries recently, the company currently is considering to further develop the internal controls and procedures in responses to the new group structure.

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The changes include the integration of ConnGame, which was acquired in August 2010, in addition to such other actions as described above under “Remediation Efforts.”

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See Note 15(B) of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of our current legal proceedings.

ITEM 1A.       RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our
Annual Report for the fiscal year ended December 31, 2010 on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2011, and as amended by Amendment No. 1 on April 29, 2011, and all of the information contained in our public filings before deciding whether to purchase our common stock.

Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report, as amended.

On April 15, 2011, our 2008 convertible bonds of a principal amount of $20 million matured per the terms and conditions of the bonds and we did not and are not able to make payment. In addition, our 2007 bonds with an outstanding principal amount of $8 million may be called by its bondholders for immediate repayment.  Exercise of the bondholders' rights to require payment of the Bonds and interest would have a substantial material adverse effect on our liquidity and cash resources and may prevent us from continuing operations.

We issued $10,000,000 Variable Rate Convertible Bonds due in 2012 in April 2007 (the “2007 Bonds”) and $20,000,000 12% Convertible Bonds that matured on April 15, 2011 in April 2008 (the “2008 Bonds,” and collectively with the 2007 Bonds, the “Bonds”). A total of $2 million of the 2007 Bonds have been converted, and a remaining $28 million of principal of Bonds remain.   If we are required to redeem all or any portion of the $8 million and $20 million outstanding Bonds, this would have a substantially adverse effect on our liquidity and cash resources, and would prevent our ability to continue to operate if we are unable to find financing in order to make payment on such demand.

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

Pursuant to the Waiver that we entered into with the Bondholders, upon our timely payment of all of the required payments under the Waiver, the bondholders have agreed to commence negotiations in good faith with us to waive their rights under the trust deed governing the 2007 Bonds to require us to redeem the 2007 Bonds at 126.51% of the principal amount, plus all accrued but unpaid interest, at any time after April 12, 2010, and their rights under the trust deed governing the 2008 Bonds to require us to redeem the 2008 Bonds at 116.61% of the principal amount of the Bonds redeemed, plus all accrued but unpaid interest, on any Interest Payment Date on or after April 15, 2010.  However, we have failed to comply with the terms and conditions of the Waiver, including failing to make payments required under such Waiver, and there can be no guarantee that we will be able to reach an agreement with the bondholders for their waiver of such rights.  We are currently discussing options with the bondholders.  If we are required to repurchase all or a portion of the Bonds and do not have sufficient cash to make the repurchase, which we currently do not, we will be required to obtain third- or related- party financing to do so, and there can be no assurances that we will be able to secure financing at all or in a timely manner or on favorable terms.  As a result, this would have a substantially adverse effect on our liquidity and cash resources, and would prevent us from continuing to operate if we are unable to secure such financing.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.

While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and that have limited trading volumes are susceptible to higher volatility levels than U.S. domestic large-cap stocks, and can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the significant profit that can be made from publishing a successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

We believe that we may be subject to such short attacks, and while we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy, should we be targeted again for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          REMOVED AND RESERVED

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

CHINA CGAME, INC. (Registrant)

May 20, 2011	By:	/s/ Zhixin (Steven) Xing
Zhixin (Steven) Xing
Chief Executive Officer

May 20, 2011	By:	/s/ Qin (Andy) Lu
Qin (Andy) Lu
Acting Chief Financial Officer