Form 10-Q
period 2011-06-30
China CGame, Inc.
filed 2011-08-22
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 20,039,825 shares outstanding of registrant’s common stock, par value $0.001 per share, as of June 30, 2011.

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

CHINA CGAME, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	June 30, 2011	December 31, 2010
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	2(i)	$186,653	$737,984
Restricted cash	2(j)	241,122	241,116
Contract receivables, net	2(h),(3)	43,820,498	43,812,422
Costs and earnings in excess of billings		3,279,765	3,009,487
Job disbursements advances		4,255	3,478
Other receivables, net	(4)	26,947,669	23,308,127
Inventories	2(g),(5)	30,808	30,117
Deferred income taxes, current	(12)	112,622	112,625
Other current assets		273,057	182,454
Current assets held for sale		43,008,476	46,688,400
Total current assets		117,904,925	118,126,210

Non-current assets
Plant and equipment, net	2(d),(6)	1,840,179	2,322,604
Intangible Assets	(7)	106,783	167,223
Goodwill	2(f)	23,771,636	23,771,636
Other non-current assets		421,865	414,980
Investments in associates		1,299,929	-
Long-term assets held for sale		638,452	598,580
		28,078,844	27,275,023
TOTAL ASSETS		$145,983,769	$145,401,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	(8)	$4,561,986	$4,606,922
Convertible Bond Payable due within one year, net	(9)	23,322,000	22,687,021
Accounts payable		8,521,543	8,706,583
Billings over costs and estimated earnings		3,087,533	2,955,309
Amount due to shareholder	(17)	11,969,775	13,592,883
Other payables	(10)	8,863,635	2,777,422
Business and other taxes payable		149,994	146,627
Customers’ deposits		208,436	208,244
Other Accruals	(11)	9,126,338	6,476,946
Current liabilities associated with assets held for sale		36,140,217	40,483,030
Total current liabilities		105,951,457	102,640,987

The accompanying notes are an integral part of these unaudited financial statements

CHINA CGAME, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	June 30, 2011	December 31, 2010
		(Unaudited)
Non-current liabilities
Long term bank loans	(8)	$38,415	$32,013
Convertible bond payable, net	(9)	8,192,539	6,304,242
		8,230,954	6,336,255
TOTAL LIABILITIES		$114,182,411	$108,977,242

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2011 and December 31, 2010		$-	$-

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,039,825 shares issued and outstanding at June 30, 2011 and December 31, 2010.		20,040	20,040
Additional paid in capital		43,880,995	43,880,995
Statutory reserves		3,040,595	3,040,595
Accumulated other comprehensive income	2(t)	5,052,648	1,572,840
Retained earnings		(18,380,107)	(11,172,099)
Total Company shareholders’ equity		33,614,171	37,342,371
Non-controlling interests		(1,812,813)	(918,380)
TOTAL SHAREHOLDERS’ EQUITY		31,801,358	36,423,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$145,983,769	$145,401,233

The accompanying notes are an integral part of these unaudited financial statements

CHINA CGAME, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)
		Three months ended June 30,		Six months ended June 30,
	Note	2011	2010	2011	2010

Contract revenues earned	(12)	$-	$-	$-	$5,631,832
Cost of contract revenues earned		-	-	-	(961,937)
Gross profit		$-	$-	-	$4,669,895
Selling, general and administrative expenses		(1,584,351)	(3,574,589)	(3,187,519)	(4,808,320)
Loss from operations		$(1,584,351)	$(3,574,589)	$(3,187,519)	$(138,425)

Interest income		221	10	665	80
Interest expense		(1,862,829)	(1,729,275)	(3,929,408)	(3,355,356)
Other income		51	1,338	6,984	8,852
Other expenses		(249,942)	(115)	(381,251)	(804)
Loss before taxation on Continuing Operations		$(3,696,850)	$(5,302,631)	$(7,490,529)	$(3,485,653)
Income tax	(13)	-	-	-	9,575
Loss from Continuing Operations		$(3,696,850)	$(5,302,631)	$(7,490,529)	$(3,495,228)
Discontinued Operation Income (Loss), net of tax	(19)	326,608	1,970,744	(611,275)	(3,357,938)
Net Loss		$(3,370,242)	$(3,331,887)	$(8,101,804)	$(6,853,166)
Net loss attributable to non-controlling interest		491,627	1,551	893,796	2,946
Net Income Loss Attributable to the Company		$(2,878,615)	$3,330,336	$(7,208,008)	$(6,850,220)

Earnings Per Share
Basic-Net Loss		$(0.14)	$(0.24)	$(0.36)	$(0.50)
-Loss from Continuing Operations		(0.16)	(0.38)	(0.33)	(0.26)
-Loss from non-controlling interest		(0.02)	(0.00)	(0.04)	(0.00)
-Income(Loss) from Discontinued Operations		0.02	0.14	(0.03)	(0.24)

Diluted- Net Loss		$(0.14)	$(0.24)	$(0.36)	$(0.50)
- Loss from Continuing Operations		(0.16)	(0.38)	(0.33)	(0.26)
-Loss from non-controlling interest		(0.02)	(0.00)	(0.04)	(0.00)
-Income(Loss) from Discontinued Operations		0.02	0.14	(0.03)	(0.24)
Weighted Average Shares Outstanding
-Basic		20,039,825	13,789,219	20,039,825	13,736,441
-Diluted		20,039,825	13,789,219	20,039,825	13,736,441

The accompanying notes are an integral part of these unaudited financial statements

CHINA CGAME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities
Net Loss	$(3,370,242)	$(3,331,887)	$(8,101,804)	$(6,853,166)

Discontinued Operation Loss(Income), net of tax	(326,608)	(1,970,744)	611,275	3,357,938
Depreciation expense	226,276	-	455,215	200,784
Bad debt expense	-	18,667	-	212,420
Amortization expenses on intangible assets	8,224	-	16,727	9,612
Amortization expenses on convertible bond discount	1,168,917	1,094,048	2,561,691	2,005,054
Stock compensation and options expenses	-	7,464	-	1,971,928
Loss(Gain) on disposal of fixed assets	863	72,918	36,036	(4,004)
Loss(Gain) on disposal of intangible assets	(1,992)	(1,012)	43,713	-
(Increase)/decrease in inventories	(500)	(7,730)	(691)	557,423
(Increase)/decrease in deferred tax assets	(77)	-	3	-
Decrease in receivables	(8,168,930)	6,110,359	(7,751,425)	9,712,555
Decrease in other assets	-	509,807	-	1,300,624
Increase/(decrease) in payables	8,882,991	(2,671,434)	8,686,349	(5,539,741)
Cash Provided by operating activities – continuing operations	(1,581,078)	(169,544)	(3,442,911)	6,931,427
Cash Provided by operating activities – discontinued operations	2,672,625	2,315,091	1,501,018	2,111,356

Net cash provided by/(used in) operating activities	$1,091,547	$2,145,547	$(1,941,893)	$9,042,783

Cash flows from investing activities
Decrease/(increase) in restricted cash	$(172)	$5,507	$(6)	$6,116
Purchases of fixed assets	(8,362)	13,256	(8,826)	13,256
Investments in associates	(1,299,929)	-	(1,299,929)	-
Cash Used in investing activities – continuing operations	(1,308,463)	18,763	(1,308,761)	19,372

Cash Used in investing activities – discontinued operations	(54,145)	(1,098,865)	(313,329)	(90,174)
Net cash provided/(used) in investing activities	$(1,362,608)	$(1,080,102)	$(1,622,090)	$(70,802)

The accompanying notes are an integral part of these unaudited financial statements

CHINA CGAME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

Cash flows from financing activities
Repayments of short-term loans	$(41,682)	$(11,863)	$(44,937)	$(17,580)
Repayments of long-term loans	(51,184)	(19,435)	(32,013)	(38,824)
Repayments of shareholder loan	1,473,080	474,240	1,056,143	(6,949,222)
Cash provided by financing activities – continuing operations	1,380,214	442,942	979,193	(7,005,626)
Cash provided by financing activities – discontinued operations	(1,911,990)	(1,312,268)	(1,797,551)	(2,132,604)
Net cash provided in financing activities	$(531,776)	$(869,326)	$(818,358)	$(9,138,230)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	$(1,509,327)	$292,161	$(3,772,479)	$(54,827)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	706,490	(96,042)	(609,862)	(111,422)
Net decrease in cash and cash equivalents for the Period	(802,837)	196,119	(4,382,341)	(166,249)

Effect of Currency Translation – continuing operations	261,173	(134,435)	3,221,148	(18,151)
Effect of Currency Translation – discontinued operations	2,146,454	72,412	258,660	75,719
	2,407,627	(62,023)	3,479,808	57,568

Cash & Cash Equivalents at Beginning of Period - continuing operations	1,434,807	267,059	737,984	497,763
Cash & Cash Equivalents at Beginning of Period - discontinued operations	187,862	230,289	3,392,008	242,362
	1,622,669	497,348	4,129,992	740,125

Cash & Cash Equivalents at End of Period - continuing operations	186,653	424,785	186,653	424,785
Cash & Cash Equivalents at End of Period - discontinued operations	3,040,806	206,659	3,040,806	206,659
Cash & Cash Equivalents at End of Period	$3,227,459	$631,444	$3,227,459	$631,444

Other supplementary information:
Cash paid during the year for:
Interest paid	$276	$150,359	$30,763	$1,410,359
Income tax paid	$5,121	$9,575	$7,719	$9,575

The accompanying notes are an integral part of these unaudited financial statements

CHINA CGAME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
AS OF JUNE 30, 2011 AND DECEMBER 31 2010
(Amount Stated in US Dollars)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Non-controlling Interest	Total
Balance, January 1, 2010	13,314,825	$13,315	$26,535,818	$3,040,595	$3,868,437	$11,131,084	$(26,389)	$44,562,860
Net Loss including non-controlling interests						(22,303,183)	(891,991)	(23,195,174)
Additional Paid-in Capital from grant of employee stock options			19,902	-	-	-	-	19,902
Value of stocks grant to employees	475,000	475	1,956,525	-	-	-	-	1,957,000
Value of stocks to acquire New Crown	6,250,000	6,250	15,368,750	-	-	-	-	15,375,000
Foreign currency translation adjustment	-	-	-	-	(2,295,597)	-	-	(2,295,597)
Balance, December 31, 2010	20,039,825	$20,040	$43,880,995	$3,040,595	$1,572,840	$(11,172,099)	$(918,380)	$36,423,991

Balance, January 1, 2011	20,039,825	$20,040	$43,880,995	$3,040,595	$1,572,840	$(11,172,099)	$(918,380)	$36,423,991
Net loss including non-controlling interests	-	-	-	-	-	(7,208,008)	(894,433)	(8,102,441)
Foreign currency translation adjustment	-	-	-	-	3,479,808	-	-	3,479,808
Balance, JUNE 30, 2011	20,039,825	$20,040	$43,880,995	$3,040,595	$5,052,648	$(18,380,107)	$(1,812,813)	$31,801,358

	Comprehensive	Comprehensive
	Income for the Three Months	Income for the Year	Accumulated
	Ended June 30, 2011	Ended December 31, 2010	Total
Net Income	$(7,208,008)	$(22,303,183)	$(29,511,191)
Foreign Currency Translation Adjustment	3,479,808	(2,295,597)	1,184,211
	$(3,728,200)	$(24,598,780)	$(28,326,980)

The accompanying notes are an integral part of these unaudited financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Effective December 21, 2010, the Company conducted a 1-for-4 Reverse Stock Split of all issued and outstanding shares of its common stock, and reduced the number of the authorized shares of the common stock from 150,000,000 to 100,000,000. Upon the effect of the Reverse Stock Split, the Company’s issued and outstanding shares reduced from 80,156,874 to 20,039,825. Except as otherwise specified, all information in these financial statements and notes and all share and per share information has been retroactively adjusted to reflect the reverse stock split.

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

As of June 30, 2011, detailed identities of the consolidating subsidiaries are as follows:

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operation. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

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
All of the goodwill presented as June 30, 2011 is attributable to the acquired subsidiaries with approximately $15.8 million attributable to ConnGame, which was acquired in August 2010, and approximately $8.0 million attributable to Techwell Engineering Limited. There are several instances that may cause the Company to further test its goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact its ability to meet its projected results; (ii) declines in the Company’s stock price caused by continued volatility in the financial markets that may result in increases in its weighted-average cost of capital or other inputs to its goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of the Company’s reporting units. In the period ended June 30, 2011, the Company believes that no instance indicates that an impairment could exist in respect to Techwell and ConnGame.

Material assumptions the related to Techwell include:  (1) The reporting unit continues to have the profitable operations for a period of next 10 years; (2) the revenue has the steady annual growth rate ranging from 5% to 8% as in line with the estimated growth rate of PRC economy; (3) costs of funds kept stable for the period of next 10 years resulting in a stable discount rate for the projection of estimated fair value; and (4) no material change in the prevailing payment terms of the construction industry that allowing the working capital requirement kept at a low level at 15%.  Uncertainties include: (1)  The ability of the reporting unit to continue as a  profitable operation may be affected by changes in technologies and the market of the construction industry; (2) the growth of the PRC economy may not be as steady as projected that in turn affect the steady growth of the revenue of the reporting unit, (3) it is also uncertain about the capital market that affect the costs of fund of the company; and (4) the prevailing payment terms used in the construction industry may be changed as a result of changes in the business environment for the construction industry. Potential events include (1) the appreciation of the value of RMB that would slow down the export and in turn the economic development of China that in turn have negative effect of property development industry in China; and (2) the controlling policies towards the property market by the PRC government.

For other intangible assets, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate carrying values exceed estimated reporting unit fair values

(g)	Inventories

Inventories are raw materials, which are stated at the lower of weighted average cost or market value.

(h)	Contracts receivables

Contracts receivables from performing construction of industrial and commercial buildings are based on contracted prices.  The Company provides an allowance for doubtful debts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

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

The calculation of diluted weighted average common shares outstanding for the period ended June 30, 2011 and 2010 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive. See also Note 18 – Earnings (Loss) Per Share.

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

•
The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in the PRC and Hong Kong. [ Based on the consolidated net income for the six-month period ended June 30, 2011, the Company shall be taxed at the 34% tax rate.]

•	Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate.

•	New Crown Technology Limited is subject to a Hong Kong profits tax rate of 16.5%.

•	Shanghai ConnGame Network Ltd. is located in Shanghai and is subject to a 25% income tax rate.

(n)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $197,076, and $nil for the six-month periods ended June 30, 2011 and 2010, respectively.

(o)	Research and development

All research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses were $1,818,781 and $nil for the six-month periods ended June 30, 2011 and 2010, respectively.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operation as incurred.

(q)	Selling, general and administrative expenses

Selling, general and administrative expenses including employee salaries, pension costs, marketing costs, insurance, rent, and depreciation, etc.

(r)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at June 30, 2011 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	06/30/2011	03/31/2011	12/31/2010	06/30/2010	03/31/2010
Year/quarter end RMB : US$ exchange rate	6.4635	6.5701	6.6118	6.8086	6.8361
Average yearly/quarterly RMB : US$ exchange rate	6.5399	6.5894	6.7788	6.8335	6.8360

Year/quarter end HKD : US$ exchange rate	7.7834	7.7887	7.7832	7.7847	7.7647
Average yearly/quarterly HKD : US$ exchange rate	7.7824	7.7879	7.7695	7.7794	7.7639

Year/quarter end AED : US$ exchange rate	3.6732	3.6734	3.6737	3.6737	3.6739
Average yearly/quarterly AED : US$ exchange rate	3.6730	3.6736	3.6737	3.6737	3.6736

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

(u)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School operations as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 19 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

(v)	Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  As of June 30, 2011 and December 31, 2010, the Company has an accumulated deficit of $18,380,107 and $11,172,099, respectively, due to the fact that the Company continued to incur losses over the past few years.  The Company has failed to make required principal and interest payments due under convertible bonds, which may be called by the bondholders at any time. Management is attempting to renegotiate the terms of the debts and is in the process of evaluating funding alternatives including seeking refinance of the debts and temporary loans from the major shareholder for the Company operations.  As a result, the Company is dependent upon financial support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.	CONTRACT RECEIVABLES

As of June 30, 2011	Continuing	Discontinued
	Operations	Operations
Contract receivables	$43,821,101	$39,565,273
Less: Allowance for doubtful accounts	(603)	(5,658,879)
Net	$43,820,498	$33,906,394

Allowance for Doubtful Accounts	Continuing	Discontinued
	Operations	Operations
Beginning balance	$-	$5,531,953
Add: Allowance created	603	126,926
Less: Written off against allowance	-	-
Ending balance	$603	$5,658,879

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations
Contract receivables	$43,812,422	$43,159,743
Less: Allowance for doubtful accounts	-	(5,531,953)
Net	$43,812,422	$37,627,790

Allowance for Doubtful Accounts	Continuing	Discontinued
	Operations	Operations
Beginning balance	$-	$6,642,386
Add: Allowance created	-	5,973,576
Less: Written off against allowance	-	(7,084,009)
Ending balance	$-	$5,531,953

4.	OTHER RECEIVABLES

Other receivables consisted of the following:

As of June 30, 2011	Continuing Operations	Discontinued Operations
Due from sellers of Techwell, the subsidiary (1)	$11,437,945	$-
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	-	614,119
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,380,167	-
Other related parties receivables	4,569,244	58,870
Deposits for site operations of projects in PRC	-	2,484,177
Other	1,560,313	1,177,798

Total	$26,947,669	$4,334,964

As of December 31, 2010	Continuing Operations	Discontinued Operations
Due from sellers of Techwell, the subsidiary (1)	$11,362,494	$-
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	1,169,876	-
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,380,408	-
Other related parties receivables	703,539	-
Deposits for site operations of projects in PRC	-	3,049,100
Other	691,810	-

Total	$23,308,127	$3,049,100

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

5.	INVENTORIES

As of June 30, 2011	Continuing Operations	Discontinued Operations
Raw materials at sites	$30,808	$232,380

As of December 31, 2010	Continuing Operations	Discontinued Operations
Raw materials at sites	$30,117	$-

6.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and equipment consist of the following as of: -

As of June 30, 2011	Continuing Operations	Discontinued Operations

At cost
Motor vehicle	$593,963	$334,018
Machinery and equipment	1,187,063	1,338,076
Furniture, software and office	-	-
Equipment	1,224,816	1,040,479
Leasehold improvement	1,024,306	-
	$4,030,148	$2,712,573

Less: Accumulated depreciation
Motor vehicle	$441,959	$344,362
Machinery and equipment	729,041	1,047,631
Furniture, software, and office equipment	586,201	695,552
Leasehold improvement	432,768	-
	$2,189,969	$2,087,545

	$1,840,179	$625,028

As of December 31, 2010	Continuing Operations	Discontinued Operations

At cost
Motor vehicle	$623,192	$271,792
Machinery and equipment	1,160,438	1,304,176
Furniture, software and office
Equipment	1,305,000	1,069,777
Leasehold improvement	1,004,538	-
	$4,093,168	$2,645,745

Less: Accumulated depreciation
Motor vehicle	$398,449	$344,637
Machinery and equipment	654,680	995,126
Furniture, software, and office equipment	488,492	707,992
Leasehold improvement	228,943	-
	$1,770,564	$2,047,755

	$2,322,604	$597,990

Depreciation expenses included in the selling and administrative expenses for periods ended June 30, 2011 and 2010 were $ 455,215 and $200,784 respectively.

7.	INTANGIBLE ASSETS

As of June 30, 2011	Continuing Operations	Discontinued Operations

At cost
Intangible Assets	$161,933	$1,207
Less: Accumulated amortization	55,150	1,207
	$106,783	$-

As of December 31, 2010	Continuing Operations	Discontinued Operations

At cost
Intangible Assets	$250,786	$1,180
Less: Accumulated amortization	83,563	590
	$167,223	$590

8.	LOANS

A.	SHORT-TERM BANK LOANS

As of June 30, 2011	Continuing Operations	Discontinued Operations

ABN Amro N.V. Overdraft in Current Account at interest rate at 6.5% per annum	-	1,712,677

ABN Amro N.V. Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,529,974	-

Automobile capital lease obligation (hire purchase),amount due within one year, last installment due November 9, 2012	32,012	-

	$4,561,986	$1,712,677

As of December 31, 2010	Continuing Operations	Discontinued Operations

ABN Amro N.V. Overdraft in Current Account at interest rate at 6.5% per annum	-	1,674,263

ABN Amro N.V. Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,530,090	-

Automobile capital lease obligation (hire purchase),amount due within one year, last installment due November 9, 2012	76,832	-

	$4,606,922	$1,674,263

B.	LONG-TERM BANK LOANS

Continuing Operations	June 30, 2011	December 31, 2010

Automobile capital lease obligation (hire purchase),amount due to DBS Bank, last installment due November 9, 2012	38,415	32,013

	$38,415	$32,013

9.	CONVERTIBLE BONDS AND BOND WARRANTS

(a)	$10,000,000 Variable Rate Convertible Bonds due in 2012

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

The Convertible Bonds Payable, net consists of the following:

Continuing Operations	June 30, 2011	December 31, 2010

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,305,938)	(3,305,938)
Less: Interest discount – Beneficial conversion feature	(1,882,404)	(1,882,404)
Less: Bond discount	(760,069)	(760,069)
Accretion of interest discount	9,462,950	6,939,674

Total Convertible Bonds Payable, Net	$31,514,539	$28,991,263

Continuing Operations	June 30, 2011	December 31, 2010

Convertible Bonds Payable – current portion	$23,322,000	$22,687,021
Convertible Bonds Payable – non-current portion	8,192,539	6,304,242
Total Convertible Bonds Payable, Net	$31,514,539	$28,991,263

Failure to Comply with the Terms and Conditions of the Convertible Bonds

On July 13, 2010, the Company and the holders of the Company’s outstanding Variable Rate Convertible Bonds due 2012 (the “2007 Bonds”), 12% Convertible Bonds due 2011 (the “2008 Bonds,” and collectively with the 2007 Bonds, the “Bonds”) and warrants to purchase 300,000 shares of common stock of the Company expiring 2013 (the “2008 Warrants”) entered a new Waiver Agreement (the “Waiver”) , which has a three month term subject to the terms and conditions contained therein. Pursuant to Waiver, the bondholders and warrant holder agreed to waive their right to a reduction in the conversion price of the Bonds and exercise price of the 2008 Warrants due to the Company’s proposed sale of the shares pursuant to the Purchase Agreement at a price per share less than the current conversion prices of the Bonds and exercise price of the 2008 Warrants.

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

As of June 30, 2011, the Company has failed to comply with the terms and conditions of the Bonds and Waiver Agreement, including, but not limited to, failing to make the payments scheduled under the waivers and was negotiating with the Bondholders for extension of the date of the scheduled payments.  The Company was communicating with the Bondholders for the extension for the payment and adjustment of the conversion price under the terms of the Waiver Agreement. By the date of this report, the Bondholders have not demanded payment on the Bonds or adjustment of the conversion price.

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

10.	OTHER PAYABLES

Other payables consisted of the following:

As June 30, 2011	Continuing Operations	Discontinued Operations
Advances received from clients of construction projects	$99,110	$5,377,169
Advances received from clients other than construction projects	-	-
Staff and disbursement payable	5,952,187	123,328
Others	2,812,338	160,419
Total	$8,863,635	$5,660,916

As December 31, 2010	Continuing Operations	Discontinued Operations
Advances received from clients of construction projects	$-	$8,032,690
Advances received from clients other than construction projects	2,184,418	-
Staff and disbursement payable	178,370	151,245
Others	414,634	1,035
Total	$2,777,422	$8,184,970

11.	OTHER ACCRUALS

Other accruals consisted of the following:

As of June 30,2011	Continuing Operations	Discontinued Operations
Accruals for interests on convertible bonds	$4,455,464	$-
Accruals for interests on short-term bank loan	524,977	-
Accruals for materials costs of projects in Dubai	2,105,579	-
Others	2,040,318	446,259
Total	$9,126,338	$446,259

As of December 31,2010	Continuing Operations	Discontinued Operations
Accruals for interests on convertible bonds	$3,145,768	$-
Accruals for interests on short-term bank loan	-	342,614
Accruals for materials costs of projects in Dubai	2,025,311	-
Others	1,305,867	-
Total	$6,476,946	$342,614

12.	CONTRACT REVENUES EARNED

The contract revenues earned for the three and six months ended June 30, 2011 and 2010 consist of the following: -

Continuing Operations	Three months ended June,		Six months ended June 30,
	2011	2010	2011	2010

Billed	$-	$-	$-	$5,012,659
Unbilled	-	-	-	619,173
	$-	$-	$-	$5,631,832

Discontinued operation	Three months ended June,		Six months ended June 30,
	2011	2010	2011	2010

Billed	$-	$5,587,098	$6,867,898	$11,400,303
Unbilled	8,705,881	121,319	10,669,248	148,405
	$8,705,881	$5,708,417	$17,537,146	$11,548,708

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

Income before taxes and the provision for taxes for the six-month period ended June 30,2011 and 2010 consists of the following:

	June 30, 2011	June 30, 2010
Continuing income before taxes:
-U.S.	$(4,363,568)	$(6,394,768)
-Singapore	(64)	(7,977)
-China	(2,595,741)	(260,849)
-Australia	(7,613)	(6,548)
-Hong Kong	(399,802)	3,123,890
-Dubai	(121,620)	62,877
-Macau	(2,122)	(2,278)
Total continuing income (loss) before taxes	(7,490,529)	(3,485,653)

Discontinued Operation Income (Loss)	(604,194)	(3,357,938)
Total income(loss) before taxes	(8,094,723)	(6,843,591)
Provision for taxes expense/(benefit):
Current:

-U.S. Federal	-	-
-U.S. State	$-	$9,575
Provision for taxes from continuing operations	-	9,575

Provision for taxes from discontinued operations	-	-

Currency effect	$-	-
		$9,575

Deferred:
-U.S. Federal	-	9,575
-Hong Kong	-	-
-Currency Effect	-

Total provision for taxes	$-	$9,575
Effective tax rate	0.00%	(0.14)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities as of June 30, 2011 and 2010 are as follows:

Continuing Operations	June 30, 2011	June 30, 2010

Deferred tax assets
Net operating loss	$112,622	$112,603
	112,622	112,603
Valuation allowance		-
Total deferred tax assets	112,622	112,603
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	112,622	112,603
Reported as:
Current deferred tax assets	112,622	112,603
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$112,622	$112,603

Current deferred tax assets represents net operating loss of a subsidiary Techwell Engineering Limited in Hong Kong.  The losses can be carried forward to set-off future assessable profits in Hong Kong without expiry date.  The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the six-month periods ended June 31, 2011, and 2010  are shown in the following table:

	June 30, 2011	June 30, 2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-10.00%	-10.00%
Accruals in foreign jurisdictions	-0.00%	-0.14%
Effect operation losses	-25.00%	-25.00%
	-0.25%	-0.29%

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income (see tax rates discussed above) before tax for the six-month periods ended June 30, 2011, and 2010:

Continuing Operations	June 30, 2011	June 30, 2010
Income/(loss) before tax	$(7,490,529)	$(3,495,229)
Taxes at the applicable income tax rates	-	9,575
Miscellaneous non taxable income and non-deductible expenses	-	-

Current income tax expense	$-	$9,575

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

14.	QUARTERLY INFORMATION

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

As of June 30,2011	Continuing Operations	Discontinued Operations
Contract revenues earned	$-	$17,537
Income / (loss) from operations	(7,491)	(612)
Net earnings (loss)	(7,208)	(612)
Net earnings / (loss) per share:
Basic and Diluted	$(0.36)	$(0.03)

As of June 30,2010	Continuing Operations	Discontinued Operations
Contract revenues earned	$5,632	$11,549
Income / (loss) from operations	(3,486)	(3,358)
Net earnings (loss)	(3,492)	(3,358)
Net earnings / (loss) per share:
Basic and Diluted	$(0.50)	$(0.24)

15.	SEGMENT INFORMATION

The Company has one reportable segment and conducts business in the following geographic regions. All amounts are in thousands.

Results of Operations	Continuing Operations				Discontinued Operations
For the six months ended
June 30, 2011	Asia	Middle East	United States	Total
Sales	$-	$-	$-	$-	$17,537
Cost of Sales	-	-	-	-	16,959
Gross Profit					578

Operating Expenses	2,613	122	453	3,188	1,168

Other Income (Expenses)	(346)	-	(3,957)	(4,303)	(14)

Earnings before Taxes	(2,959)	(122)	(4,410)	(7,491)	(604)

Taxes	-	-	-	-	8

Net Income	$(2,959)	(122)	(4,410)	(7,491)	$(611)

Financial Position	Continuing Operations				Discontinued Operations
At
June 30, 2011	Asia	Middle East	United States	Total
Current Assets	$33,250	$40,130	$1,516	$74,896	$43,008
Non Current Assets	26,966	413	62	27,441	638
Total Assets	60,216	40,543	1,578	102,337	43,646

Current Liabilities	31,997	9,136	28,679	69,812	36,140
Total Long Term Liabilities	38	-	8,193	8,231	-
Total Liabilities	32,035	9,136	36,872	78,043	36,140

Net Assets	28,181	31,407	(35,294)	24,294	7,506

Total Liabilities & Net Assets	60,216	40,543	1,578	102,337	43,646

Results of Operations	Continuing Operations				Discontinued Operations
For the six months ended
June 30, 2010	Asia	Middle East	United States	Total
Sales	$5,266	$365	$-	$5,631	$11,549
Cost of Sales	856	106	-	962	14,320
Gross Profit	4,410	259	-	4,669	(2,771)

Operating Expenses	4,154	197	457	4,808	1,260

Other Income (Expenses)	2,017	1	(5,365)	(3,347)	674

Earnings before Taxes	2,273	63	(5,822)	(3,486)	(3,357)

Taxes	10	-	-	10	-

Net Income	$2,263	63	(5,822)	(3,496)	$(3,357)

Financial Position	Continuing Operations				Discontinued Operations
At
December 31, 2010	Asia	Middle East	United States	Total
Current Assets	$27,940	$42,254	$1,244	$71,438	$46,688
Non Current Assets	26,128	465	83	26,676	599
Total Assets	54,068	42,719	1,327	98,114	47,287

Current Liabilities	24,963	9,630	27,566	62,159	40,483
Total Long Term Liabilities	-	-	6,336	6,336	-
Total Liabilities	24,963	9,630	33,902	68,495	40,483

Net Assets(liabilities)	29,105	33,089	(32,575)	29,619	6,804

Total Liabilities & Net Assets	54,068	42,719	1,327	98,114	47,287

16.	COMMITMENTS AND CONTINGENCIES

A. OPERATING LEASE COMMITMENTS

The Company leases certain administrative and production facilities from third parties.  Accordingly, for the six-month periods ended June 30, 2011 and June 30, 2010, the Company incurred rental expenses of $463,628 and $381,665  respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the years ended December 31,	Continuing Operations
2011	138,562
2012	265,577
2013	-
$404,139

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

The Company, Mr. Ng, and Miss Yam are in discussions and negotiations to settle the all disputesbetween the parties.  However, there is no guarantee that the parties will reach an agreement to settle the dispute, in which case the Company intends to vigorously defend against the lawsuit.  There can be no assurance that the lawsuit will be resolved in the Company’s favor.  Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management from its business.  If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations. In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is still under negotiation of the settlement agreement with Mr. Ng as of June 30, 2011. The management intends to take further legal action in the event no settlement agreement could be reached by end of June 2011.

Dubai Metro Rail Project Dispute

On September 9, 2009, the Red Line, or first phase, of the Dubai Metro was officially opened. The Company, through its subsidiary Techwell, had been working towards completion of its external envelopes for stations along the Red Line of the Dubai Metro System.  According to the Company’s original construction blueprint, the majority of its construction work was completed at the end of June 2009, and final construction milestones were scheduled for completion in the third quarter of 2009.  With less than 5% of its contract remaining to be completed, Techwell was removed by the master contractor of the project, which also called for and received payment of $2.1 million in performance bonds and $7.3 million in advance payment bonds that were issued on Techwell's behalf for the project. The calling of the advance payment bonds was based on the master contractor's belief that it had paid in excess of the construction work performed.  The Company and certain of its subsidiaries are guarantor of the bonds that were paid by the banks, and the Company is liable under the guaantee agreements for such amounts paid by the banks.  The Company does not believe that the master contractor had a proper basis for calling the bonds and intend to vigorously defend all of its legal rights and remedies related to the dispute.  The Company has engaged a construction claims consultant to facilitate resolution of the dispute.  The Company and its construction claims consultant, based on a review of the facts, documents, and materials available, believes that it has a reasonable opportunity to collect the amounts due to Techwell from the master contractor, less appropriate credits as its final amount due for work performed through September 2009.  The Company, with the assistance of its claims consultant, will continue to evaluate the dispute and probability of success on this dispute going forward and make the appropriate adjustments; however, no assurance can be given that the dispute will be resolved in the Company’s and Techwell’s favor.

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

The amount due to shareholder at June 30, 2011 and December 31, 2010 were $11,969,775 and $13,592,883 respectively. The payables balance was mainly loans from the two largest shareholders, with such loans being interest-free, fee-free and due upon demand.

During the six-month period ended June 30, 2011, no material amount of materials were purchased from Canbo or Kangbao. As of June 30, 2011, the Company’s balances with Canbo were payable of $0.9 million for the purpose of future supplies of materials.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

18.	EARNINGS (LOSS) PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Basic Earnings Per Share Numerator

Net Loss	$(3,370,242)	(3,331,887)	(8,101,804)	(6,853,166)
Net loss attributable to non-controlling interest	(491,627)	(1,551)	(893,796)	(2,946)
Loss from owner of the Company	(2,878,615)	(3,330,336)	(7,208,008)	(6,850,220)
Income (Loss) from Discontinued Operations	326,608	1,970,744	(611,275)	(3,357,938)
Less:
Preferred Dividends	-	-	-	-

Loss Available to owner of the Company	(2,878,615)	(3,330,336)	(7,208,008)	(6,850,220)
Loss from Continuing Operations Available to owner of the Company	(3,205,223)	(5,301,080)	(6,596,733)	(3,492,282)
Loss from Continuing Operations Available to non-controlling interest	(491,627)	(1,551)	(893,796)	(2,946)
Income(Loss) from Discontinued Operations Available to owner of the Company	326,608	1,970,744	(611,275)	(3,357,938)

Diluted Earnings Per Share Numerator

Loss Available to owner of the Company Stockholders	(2,878,615)	(3,330,336)	(7,208,008)	(6,850,222)
Loss from Continuing Operations Available to owner of the Company	(3,205,223)	(5,301,080)	(6,596,733)	(3,492,282)
Loss from Continuing Operations Available to non-controlling interest	(491,627)	(1,551)	(893,796)	(2,946)
Income(Loss) from Discontinued Operations Available to owner of the Company	326,608	1,970,744	(611,275)	(3,357,938)

Add:
Preferred Dividends	-	-	-	-
Loss Available to owner of the Company on Converted Basis	(2,878,615)	(3,330,336)	(7,208,008)	(6,850,222)
Loss from Continuing Operations Available to owner of the Company on Converted Basis	(3,205,223)	(5,301,080)	(6,596,733)	(3,492,282)
Loss from Continuing Operations Available to non-controlling interest on Converted Basis	(491,627)	(1,551)	(893,796)	(2,946)
Income (Loss) from Discontinued Operations Available to Common Stockholders on Converted Basis	326,608	1,970,744	(611,275)	(3,357,938)

Original Shares:	20,039,825	13,789,219	20,039,825	13,736,411
Additions from Actual Events
Issuance of Common Stock	-	-	-	-
Basic Weighted Average Shares Outstanding	20,039,825	13,789,219	20,039,825	13,736,411

Dilutive Shares:
Additions from Potential Events
Conversion of Preferred Stock	-	-	-	-
Diluted Weighted Average Shares Outstanding:	20,039,825	13,789,219	20,039,825	13,736,411

Earnings Per Share
Basic-Net (Loss)	$(0.14)	$(0.24)	$(0.36)	$(0.50)
-Loss from Continuing Operations	(0.16)	(0.38)	(0.33)	(0.26)
-Loss from non-controlling interest	(0.02)	(0.00)	(0.04)	(0.00)
-Income(Loss) from Discontinued Operations	0.02	0.14	(0.03)	(0.24)

Diluted- Net Income/(Loss)	$(0.14)	$(0.24)	$(0.36)	$(0.50)
- Loss from Continuing Operations	(0.16)	(0.38)	(0.33)	(0.26)
-Loss from non-controlling interest	(0.02)	(0.00)	(0.04)	(0.00)
-Income(Loss) from Discontinued Operations	0.02	0.14	(0.03)	(0.24)
Weighted Average Shares Outstanding
-Basic	20,039,825	13,789,219	20,039,825	13,736,441
-Diluted	20,039,825	13,789,219	20,039,825	13,736,441

19.	DISCONTINUED OPERATIONS

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. On June 30, 2011, the Company classified its subsidiaries, Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School, as a discontinued operation.  Accordingly, Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School’s operations have been classified as discontinued operations in the consolidated statements of income and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets. The Company reviewed its Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School assets and plans to sell these assets before 2012. Proceeds from the sales of Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School assets will be used for working capital for the Company and potentially purchasing of equipment.

In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the results of Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School operations have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets of Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School have been reclassified as held for sale in the Balance Sheet for prior periods. On June 30, 2011, the Company assessed its long-lived assets in Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School based on the best estimation per the revenue guidance and determined that no write-down is necessary because undiscounted cash flow is more than the carrying values of the assets.

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School operating segment, and are now reported in discontinued operations:

Discontinued Operations	6/30/2011	6/30/2010
For the period ended

Sales	$17,537,146	$11,548,708
Cost of Sales	16,959,132	14,320,048
Gross Profit ( Loss)	578,014	(2,771,340)

Operating Expenses	1,168,440	1,260,253
Other Income (Expenses)	(13,768)	673,512

Earnings before Taxes	(604,194)	(146,837)

Taxes	7,719	-

Net Loss including non-controlling interest	(611,912)	(3,358,081)
Net Loss attributable to non-controlling interest	637	144

Net Income	$(611,275)	$(3,357,937)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School operating segment, and are now reported in discontinued operations:

Financial Position	June 30, 2011	December 31, 2010
At

Current Assets	$43,008,476	$46,688,400
Non Current Assets	638,452	598,580
Total Assets	43,646,928	47,286,980

Current Liabilities	36,140,217	40,483,030
Total Long Term Liabilities	-	-
Total Liabilities	36,140,217	40,483,030

Net Assets	7,506,711	6,803,950

Total Liabilities & Net Assets	43,646,928	47,286,980

20.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2011 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

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

International Projects

In 2009 and 2010, the spread of the global recession and reduction in the nature and scope of international construction projects have led us to primarily focus our attention on domestic projects in China.  Dubai, Doha, Kuwait and other Middle East region have suffered greatly under the impact of the global financial crisis.  Our projects have suffered significantly as well.  Beginning in 2009, we experienced a significant decrease in the project turnover and an increase in costs and delays in customer payments.  This negative trend has continued during the first six months of 2011. Our results of operations have also suffered.  For instance, we have experienced significant difficulties with respect to our Dubai and Project, as discussed below under, "Dubai Metro Rail Project".

We do not believe that the international economy will experience a recovery in the near future and therefore its negative impact on construction industry still exists and will exist in the near future.  As a result, we ended the orders of the construction of international projects in 2009, moved to refocus our resources to projects in the mainland China and shifted the focus of our business to design and professional consulting services. To develop projects and generate revenue, we have sought to join new projects in the position of design and project consultant and the role of material supplier. No new international project was taken in 2010 or during the first two quarters of 2011.

Domestic Projects

The domestic environment in which we are operating has become more competitive, increasing the number of re-bid construction projects and amount of time between bidding and award of a project, reducing selling prices, and causing us to reduce the scope and size of projects. The domestic projects operations have been experiencing losses since the second quarter of 2010, in order to improve cash flows from operations and working capital, the company decided to redeploy its capital to meet requirements of its latest business plan and classified its operations in Zhuhai as a discontinued operations and held for sale.

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

We believe that our acquisition will also enable us to enter China's large online game market, with ConnGame’s two to-be-released MMORPG games.  We believe that the online game industry and its related business model will be a growing market in China, and we believe that the focus of our business operations will eventually shift to the online game industry.  We will seek to divide our business services into the following:

•	Online Games—ConnGame expects to launch its first game in Q3 2011 and another game in Q4 2011, subject to successful testing

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

In Jun 2011, ConnGame launched the second closed beta testing for "Revolution". 350, 000 players registered for this testing and 26,9505 players have participated in this testing. We set the PCU (Peak Concurrent Users) goal at 15,000 for this testing and it has been achieved. It is anticipated that the open beta would occur in the third quarter of 2011and there will be incoming of “Revolution” in or after Oct.

In mid of Sept 2011, ConnGame is anticipated to have the first closed beta testing for “Warring State” and this game is anticipated to be launched at the end of this year.

ConnGame is a start-up, development-stage company and has not yet generated or realized material revenues from its business operations. We expect to incur significant expenses from ConnGame's operations primarily due to its continued research and development activities, the operations and marketing of its products. Operations expenses related to ConnGame's operations for the three months ended Jun 30, 2011 and for year ended December 31, 2010 totaled approximately $2.2 million and $3.6 million, respectively, with a substantial majority of this amount relating to research and development expenses. ConnGame anticipates that during the next 12 months, it will incur additional expenses towards the operations and marketing of the products.

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

One of the primarily reasons that the aging of Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009. The underlying receivable as of June 30, 2011 from the Dubai projects was approximately $42.2 million, which represented 96% of the total contract receivables of continuing operations as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment. The Company currently expects that there will be progress and payments will be received. However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable. For receivables related to the Dubai Project, the client delayed payment to us since April 2009 by refusing to issue the Certificates for Value of Work Done. No Certificates have been issued since April 2009. The Certificates are pre-requisites to proceed with payment to the Company. The client paid for all work for Certificates for Value of Work Done issued in or before April 2009. Such payments were made prior to December 31, 2009. As a result, no account receivables at March 31, 2011 represent work for the above-referenced Certificates issued in or before April 2009. The receivables as of June 30, 2011 were recognized in accordance with the Percentage of Completion Method and the Company’s estimated final value of work done that the Company completed as of June 30, 2011.

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

In July 2010, the Company met the master contractor and the master contractor agreed to arrange a further meeting to explore the possibility of settlement. On November 8, 2010 the Company issued a notice informing the master contractor that the Company would seek resolution through arbitration with 56 day waiting period for the master contractor to respond. In April 2011, the master contractor reiterated that it does not believe that it is obligated to pay to the Company any of the amounts that the Company believes it is due. The Company intends to file for arbitration in the Courts of Dubai in third quarter of 2011.

Loan to Support Daily Operation

In order to file for arbitration in the Courts of Dubai and support the daily operation of the company, we have approached the bondholders since May to seek approval of a new conditional loan from an external lender. Before getting approval of the new loan, we are maintaining the company at lowest operational level.

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

In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is still under negotiation of the settlement agreement with Mr. Ng as of Jun 30, 2011. The Company’s management intends to take further legal action in the event no settlement agreement could be reached by end of September 2011.

Results of Operations

The following table sets forth statements of operations for the three and six months ended June 30, 2011 and 2010 in U.S. dollars (unaudited):

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except for share and per share amounts)

Contract revenues earned	$-	$-	$-	$5,631
Cost of contract revenues earned	-	-	-	(961)

Gross profit	$-	$-	$-	$4,670

Selling, general and administrative expenses	(1,584)	(3,575)	(3,188)	(4,808)

Loss from operations	$(1,584)	$(3,575)	$(3,188)	$(138)

Interest income	-	-	1	-

Interest expenses	(1,863)	(1,729)	(3,930)	(3,355)
	-
Other expenses	(250)	-	(381)	(1)

Other income	-	1	7	9

Loss before taxes on Continuing Operations	$(3,697)	$(5,303)	$(7,491)	$(3,485)

Income tax	-	-	-	(10)

Loss from Continuing Operations	(3,697)	(5,303)	(7,491)	(3,495)
Discontinued Operation Income (Loss),net of tax	327	1,971	(611)	(3,358)

Net Loss	(3,370)	(3,332)	(8,102)	(6,853)
Net loss attributable to non-controlling interests	492	2	894	3

Net loss attributable to the Company	$(2,878)	$(3,330)	$(7,208)	$(6,850)

Earnings / (Loss) per share:
Basic-Net Loss	$(0.14)	$(0.24)	$(0.36)	$(0.05)
-Loss from Continuing Operations	$(0.16)	$(0.38)	$(0.33)	$(0.26)
- loss attributable to non-controlling interests	$(0.02)	$(0.00)	$(0.04)	$(0.00)
-Income(Loss) form Discontinued Operations	$0.02	$0.14	$(0.03)	$(0.24)

Diluted-Net Loss	$(0.14)	$(0.24)	$(0.36)	$(0.05)
-Loss from Continuing Operations	$(0.16)	$(0.38)	$(0.33)	$(0.26)
- loss attributable to non-controlling interests	$(0.02)	$(0.00)	$(0.04)	$(0.00)
-Income(Loss) form Discontinued Operations	$0.02	$0.14	$(0.03)	$(0.24)

Weighted average shares outstanding:
Basic	20,039,825	13,789,219	20,039,825	13,736,441
Diluted	20,039,825	13,789,219	20,039,825	13,736,441

Three Months Ended Jun 30, 2011 and 2010

Contract revenues earned for the three months ended June 30, 2011 and 2010 was nil, the reason for these was due to the classification of the projects operations in Zhuhai as discontinued operations which was the only source of contract revenues of the periods. Other than the contract revenues, nil revenue was generated from operations through ConnGame for the periods.

Cost of contract revenues earned for the three months ended June 30, 2011 and 2010 was nil, the reason for these was same as those of contract revenues earned. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. Cost of contract revenues decreased in dollar amount due to the decrease in number of projects and revenue.  As a percentage of contract revenues, costs of contract revenues increased primarily due to the increases in raw material, labor and administrative costs in our domestic market of China as well as the adjustments in accordance to the percentage-completion method for accounting of projects revenue.  Provisions for estimated losses on uncompleted contracts are charged to cost of contract revenues earned in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Cost of revenues related to our MMORPG gaming operations were nil for the periods as no revenue was generated.

Gross profit or loss for the three months ended June 30, 2011 and 2010 was nil, the reason for these was same as those of contract revenues earned.

Selling, general and administrative (“SG&A”) expenses were $1.6 million for the three months ended June 30, 2011, a decrease of approximately $1.0 million, or 27%, from approximately $3.6 million for the comparable period in 2010. The decrease was due to the company downsizing and overheads expenses cutting in 2011. Rental expenses and depreciation expenses accounted for 7.3% and 9.9%, respectively, of the SG&A expenses.

Interest expenses were $1.9 million for the three months ended June 30, 2011, an increase of $0.2 million, from approximately $1.7 million for the comparable period in 2010.  The increase was primarily due to the acceleration of interest discount amortization expenses on convertible bonds.

Income tax expenses was $nil for the three months ended June 30, 2011 and 2010. The primary reason for these was due to losses incurred by the continuing operations of the Company.

Net loss for the three months ended June 30, 2011 was $2.9 million, an increase of $0.4 million, or 12.1%, from net loss of $3.3 million for the comparable period in 2010.

Six Months Ended June 30, 2011 and 2010

Contract revenues earned for the six months ended June 30, 2011 was nil, the reason was due to the classification of the projects operations in Zhuhai as discontinued operations which was the only source of contract revenues of the group for the first two quarters of 2011. Other than the contract revenues, nil revenue was generated from operations through ConnGame for the same period.

Cost of contract revenues earned for the six months ended June 30, 2011 was nil, the reason was same as those of contract revenues earned.

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

Gross profit or loss for the three months ended June 30, 2011 and 2010 was nil, the reason for these was same as those of contract revenues earned.

Selling, general and administrative expenses were $3.2 million for the six months ended June 30, 2011, a decrease of approximately $1.6 million, or 33%, from approximately $4.8 million for the comparable period in 2010. The decrease was due to the company downsizing and overheads expenses cutting in 2011. Rental expenses and depreciation expenses accounted for 11.9% and 6.9%, respectively, of the SG&A expenses.

Interest expenses and finance expenses were $3.9 million for the six months ended June 30, 2011, an increase of $0.5 million, from approximately $3.4 million for the comparable period in 2010.  The increase was primarily due to the acceleration of interest discount amortization expenses on convertible bonds.

Income tax expenses were nil and $9,575 for the six months ended June 30, 2011 and 2010. The primary reason was losses incurred by the continuing operations of the Company.

Net loss for the six months ended June 30, 2011 was $7.2 million, a decrease in income of $0.3 million, or 4.3%, from $6.9 million for the comparable period in 2010.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $3.2 million.

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

As of June 30, 2011, we did not pay make the required payments scheduled under the waivers and was negotiating with the Bondholders for extension of the date of the scheduled payments. If we are required to repurchase all or a portion of the outstanding amount of $28.0 million in bonds and we do not have sufficient cash to make the repurchase, we will be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price.

As indicated above, on April 15, 2011, the 2008 Bonds were matured. The payables amount to $23.3 million. The Company did not redeem the Bonds and was under negotiation with the Bondholders for the repayment schedule.

On February 19, 2008, we and Techwell Engineering Limited were granted a bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000, which is also the total amount of cash collateral for the facility. All cash collateral was then fully used to off-set a portion of the calling of the bonds for projects in Dubai by the beneficiary. As of June 30, 2011, the facility was converted into the temporary loan of $4.5 million resulted from the calling of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%.

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among CHINA CGAME, INC., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000 that increased the total amount of cash collateral to $3,000,000. In September 2009, $2,818,440 of the cash collateral was used to off-set of the calling of the bonds for projects in Dubai by the beneficiary. As of June 30, 2011, the facility amount was reduced to $0.9 million and was fully utilized.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978). On September 30, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Open Account Financing and Overdraft in Current Account up to RMB16,800,000. ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued and Open Account Financing. As of June 30, 2011, Zhuhai KGE utilized RMB Nil (US $Nil) of Bank Accepted Draft and RMB11.1 million (US$1.7 million) of Overdraft in Current Account.

In September 2009, the beneficiary of a performance bond and advance payment bonds for the projects in Dubai demanded the drawing of approximately $9.4 million in total from the two issuing banks, ABN AMRO Bank NV and HSBC. The calling of the bonds was based on the beneficiary’s belief that it had paid in excess of the construction work performed. We do not believe that the beneficiary had the proper basis for calling the bonds and intend to vigorously defend all of their rights and remedies related to the dispute. As of June 30, 2011, after an offset against collateral accounts that we held with the banks, there was approximately $4.5 million in a shortfall amount due to ABN AMRO Bank NV by us that was not paid off. Such amount is currently outstanding as the temporary loan from the bank at the interest rate at the bank’s cost of funds plus 6%.

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

Among the $43.8 million contract receivables as of June 30, 2011, $43.5 million (99%) was outstanding over 365 days which includes $42.2 million (96%) receivables for projects in Dubai for which the company is going for arbitration.The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate. The Company notes that its account receivables that are 365 and 720 days old are primarily related to the Company’s PRC operations, and the payment cycle in the PRC commonly entails a receivable being outstanding for over one to two years before collection. Such situations are particularly common in the construction market and with the clients from government. Since the Company’s older outstanding receivables are mainly of government projects, the final accounts and payments are required to be processed through a lengthy bureaucratic process in the PRC government.

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

We have also funded our operations through loans made to us by our two largest shareholders. All of these loans are interest-free, fee-free and due upon demand. As of June 30, 2011, the balance of these loans was approximately $12.0 million, as compared to $13.9 million as of June 30, 2010.

At June 30, 2011, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

Net cash used in operating activities for the six months ended June 30, 2011 was approximately $1.9 million, as compared to $9.0 million provided by the same period in 2010. The change is primarily due to differences in changes in receivables of $17.5 million, payables of $(14.2) million and discontinued operation loss of $3.4 million.

Net cash used in investing activities was approximately $1.6 million for the six months ended June 30, 2011 compared to approximately $0.1 million for the same period in 2010. The change was mainly a result of the difference in change of investments in associates of $1.3 million.

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2011 compared to $9.1 million for the same period in 2010. The change was primarily due to differences in changes in shareholder loan of $8.0 million.

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

CHINA CGAME, INC. (Registrant)

Aug 19, 2011	By:	/s/ Zhixin (Steven) Xing
Zhixin (Steven) Xing
Chief Executive Officer

Aug 19, 2011	By:	/s/ Qin (Andy) Lu
Qin (Andy) Lu
Acting Chief Financial Officer