Form 10-Q
period 2011-09-30
China CGame, Inc.
filed 2011-11-22
CIK 1287668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 20,039,825 shares outstanding of registrant’s common stock, par value $0.001 per share, as of September 30, 2011.

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

CHINA CGAME, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	September 30, 2011	December 31, 2010
ASSETS		(Unaudited)
Current assets
Cash and cash equivalents	2(i)	$101,350	$737,984
Restricted cash	2(j)	227,197	241,116
Contract receivables, net	2(h),(3)	43,823,970	43,812,422
Costs and earnings in excess of billings		3,288,078	3,009,487
Job disbursements advances		27,213	3,478
Other receivables, net	(4)	26,173,487	23,308,127
Inventories	2(g),(5)	116,632	30,117
Deferred income taxes, current	(12)	112,480	112,625
Other current assets		169,658	182,454
Current assets held for sale		41,242,788	46,688,400
Total current assets		115,282,853	118,126,210

Non-current assets
Plant and equipment, net	2(d),(6)	1,598,273	2,322,604
Intangible Assets	(7)	531,408	167,223
Goodwill	2(f)	23,771,636	23,771,636
Other non-current assets		422,145	414,980
Investments in associates		1,264,242	-
Long-term assets held for sale		598,274	598,580
		28,185,979	27,275,023
TOTAL ASSETS		$143,468,831	$145,401,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	(8)	$4,562,643	$4,606,922
Convertible Bond Payable due within one year, net	(9)	23,322,000	22,687,021
Notes payable		234,551	-
Accounts payable		8,544,970	8,706,583
Billings over costs and estimated earnings		2,945,273	2,955,309
Amount due to shareholder	(17)	8,015,103	13,592,883
Other payables	(10)	14,299,518	2,777,422
Business and other taxes payable		150,297	146,627
Customers’ deposits		208,272	208,244
Other Accruals	(11)	9,994,523	6,476,946
Current liabilities associated with assets held for sale		33,783,468	40,483,030
Total current liabilities		$106,060,618	$102,640,987

The accompanying notes are an integral part of these unaudited financial statements

CHINA CGAME, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	September 30, 2011	December 31, 2010
		(Unaudited)
Non-current liabilities
Long term bank loans	(8)	$19,183	$32,013
Convertible bond payable, net	(9)	9,254,624	6,304,242
		9,273,807	6,336,255
TOTAL LIABILITIES		$115,334,425	$108,977,242

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2011 and December 31, 2010		$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,039,825 shares issued and outstanding at September 30, 2011 and December 31, 2010.		20,040	20,040
Additional paid in capital		43,880,995	43,880,995
Statutory reserves		3,040,595	3,040,595
Accumulated other comprehensive income	2(t)	4,256,886	1,572,840
Retained earnings		(20,945,150)	(11,172,099)
Total Company shareholders’ equity		30,271,163	37,342,371
Non-controlling interests		(2,118,960)	(918,380)
TOTAL SHAREHOLDERS’ EQUITY		28,134,406	36,423,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$143,468,831	$145,401,233

The accompanying notes are an integral part of these unaudited financial statements

CHINA CGAME, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2011	2010	2011	2010

Contract revenues earned	(12)	$-	$161,340	$-	$5,793,172
Cost of contract revenues earned		-	1,144,583	-	2,106,520
Gross profit (loss)		-	(983,243)	-	3,686,652
Selling, general and administrative expenses		1,138,452	1,638,492	4,325,971	6,446,812
Loss from operations		(1,138,452)	(2,621,735)	(4,325,971)	(2,760,160)

Interest income		539	848	1,204	928
Interest expense		(1,800,463)	(1,745,443)	(5,729,870)	(5,100,799)
Other income		180	1,808	7,164	10,660
Other expenses		(288,157)	(199,871)	(669,409)	(200,675)
Loss before taxation on Continuing Operations		(3,226,353)	(4,564,393)	(10,716,882)	(8,050,046)
Income tax	(13)	-	-	-	(9,575)
Loss from Continuing Operations		(3,226,353)	(4,564,393)	(10,716,882)	(8,059,621)
Discontinued Operation Income (Loss), net of tax	(19)	354,526	(4,177,857)	(256,749)	(7,535,795)
Net Loss		(2,871,827)	(8,742,250)	(10,973,631)	(15,595,416)
Net loss attributable to non-controlling interest		306,784	256,303	1,200,580	259,249
Net Income (Loss) Attributable to the Company		$(2,565,043)	$(8,485,947)	$(9,773,051)	$(15,336,167)

Earnings Per Share
Basic-Net Loss		$(0.13)	$(0.62)	$(0.49)	$(1.12)
-Loss from Continuing Operations	(0.15)	(0.32)	(0.48)	(0.57)
-Loss from non-controlling interest	(0.02)	(0.02)	(0.06)	(0.02)
-Income(Loss) from Discontinued Operations	$0.02	$(0.30)	$(0.01)	$(0.55)

Diluted- Net Loss	$(0.13)	$(0.62)	$(0.49)	$(1.12)
- Loss from Continuing Operations	(0.15)	(0.32)	(0.48)	(0.57)
-Loss from non-controlling interest	(0.02)	(0.02)	(0.06)	(0.02)
-Income(Loss) from Discontinued Operations	$0.02	$(0.30)	$(0.01)	$(0.55)
Weighted Average Shares Outstanding
-Basic	20,039,825	13,789,219	20,039,825	13,736,441
-Diluted	20,039,825	13,789,219	20,039,825	13,736,441

The accompanying notes are an integral part of these unaudited financial statements

CHINA CGAME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities
Net Loss	$(2,871,827)	$(8,742,250)	$(10,973,631)	$(15,595,416)

Discontinued Operation Loss(Income), net of tax	(354,526)	4,177,857	256,749	7,535,795
Depreciation expense	(136)	160,643	455,080	361,427
Bad debt expense	610	3,154,132	610	3,366,552
Amortization expenses on intangible assets	-	32,470	16,727	42,082
Amortization expenses on convertible bond discount	1,010,840	1,119,741	3,572,531	3,124,795
Stock compensation and options expenses	-	4,974	-	1,976,902
Loss(Gain) on disposal of fixed assets	242,048	(13,163)	278,082	(17,167)
Loss(Gain) on disposal of intangible assets	(424,625)	-	(380,912)	-
(Increase)/decrease in inventories	(329)	(2,806)	(1,020)	554,617
(Increase)/decrease in deferred tax assets	141	45	145	45
Decrease in receivables	(12,396)	(821,629)	(290,749)	8,890,926
Decrease in other assets	15,682,141	(1,224,976)	(3,526,989)	55,648
Increase/(decrease) in payables	(2,619,017)	1,896,522	5,128,322	(3,623,219)
Cash Provided by operating activities – continuing operations	10,652,294	(258,440)	(5,465,055)	6,672,987
Cash Provided by operating activities – discontinued operations	(984,689)	(3,138,192)	516,329	(1,026,836)
Net cash provided by/(used in) operating activities	$9,668,235	$(3,396,632)	$(4,948,726)	$5,646,151

Cash flows from investing activities
Decrease/(increase) in restricted cash	$13,924	$(916,402)	$13,919	$(910,286)
Purchases of intangible assets	-	(146,113)		(146,113)
Purchases of fixed assets	-	(1,165,966)	(8,826)	(1,152,710)
Purchase of goodwill	-	(15,775,740)		(15,775,740)
Investments in associates	35,687	-	(1,264,242)	-
Cash Used in investing activities – continuing operations	49,611	(12,454,905)	(1,259,149)	(17,984,849)
Cash Used in investing activities – discontinued operations	(1,005)	(2,864,832)	(314,333)	2,774,658
Net cash provided/(used) in investing activities	$48,607	$(15,139,389)	$(1,573,482)	$(15,210,191)

The accompanying notes are an integral part of these unaudited financial statements

CHINA CGAME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

Cash flows from financing activities
Issuance of stock for subsidiary acquisition	$-	$15,375,000	$		$15,375,000
(Repayments)/proceeds of short-term loans	658	645,026		(44,279)	627,446
(Repayments)/proceeds of long-term loans	32,013	(19,029)			(57,853)
(Repayments)/proceeds shareholder loan	(10,302,660)	2,102,913		3,428,551	(4,846,309)
Cash provided by financing activities – continuing operations	(10,269,989)	18,103,910		3,384,272	11,098,284
Cash provided by financing activities – discontinued operations	38,356	2,743,893		(1,759,195)	611,289
Net cash provided in financing activities	$(10,231,633)	$20,847,803		$1,625,077	$11,709,573

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	$432,546	$(158,751)		$(3,339,932)	(213,578)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	(947,338)	2,470, 533		(1,557,199)	2,359,111
Net decrease in cash and cash equivalents for the Period	(514,792)	2,311,782		(4,897,131)	2,145,533

Effect of Currency Translation – continuing operations	(517,849)	(100,796)		2,703,298	(118,947)
Effect of Currency Translation – discontinued operations	(277,910)	166,633		(19,252)	242,352
	(795,762)	65,837		2,684,046	123,405

Cash & Cash Equivalents at Beginning of Period - continuing operations	186,653	424,785		737,984	497,763
Cash & Cash Equivalents at Beginning of Period - discontinued operations	3,040,805	206,659		3,392,008	242,362
	3,227,458	631,444		4,129,992	740,125

Cash & Cash Equivalents at End of Period - continuing operations	101,350	165,238		101,350	165,238
Cash & Cash Equivalents at End of Period - discontinued operations	1,815,557	2,843,825		1,815,557	2,843,825
Cash & Cash Equivalents at End of Period	$1,916,907	$3,009,063		$1,916,907	$3,009,063

Other supplementary information:
Cash paid during the year for:
Interest paid	$301,881	$1,383,918		$332,644	$2,794,277
Income tax paid	$113,709	$-		$121,428	$9,575

The accompanying notes are an integral part of these unaudited financial statements

CHINA CGAME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
AS OF September 30, 2011 AND DECEMBER 31 2010
(Amount Stated in US Dollars)

	Total Number of shares	Common stock	Additional paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Non-controlling Interest	Total
Balance, January 1, 2010	13,314,825	$13,315	$26,535,818	$3,040,595	$3,868,437	$11,131,084	$(26,389)	$44,562,860
Net Loss including non-controlling interests						(22,303,183)	(891,991)	(23,195,174)
Additional Paid-in Capital from grant of employee stock options			19,902	-	-	-	-	19,902
Value of stocks grant to employees	475,000	475	1,956,525	-	-	-	-	1,957,000
Value of stocks to acquire New Crown	6,250,000	6,250	15,368,750	-	-	-	-	15,375,000
Foreign currency translation adjustment	-	-	-	-	(2,295,597)	-	-	(2,295,597)
Balance, December 31, 2010	20,039,825	$20,040	$43,880,995	$3,040,595	$1,572,840	$(11,172,099)	$(918,380)	$36,423,991
Balance, January 1, 2011	20,039,825	$20,040	$43,880,995	$3,040,595	$1,572,840	$(11,172,099)	$(918,380)	$36,423,991
Net loss including non-controlling interests						(9,773,051)	(1,200,580)	(10,973,631)
Foreign currency translation adjustment					2,684,046			2,684,046
Balance, September 30, 2011	20,039,825	$20,040	$43,880,995	$3,040,595	$4,256,886	$(20,945,150)	$(2,118,960)	$28,134,406

	Comprehensive	Comprehensive
	Income for the Nine Months	Income for the Year	Accumulated
	Ended September 30, 2011	Ended December 31, 2010	Total
Net Income	$(9,773,051)	$(22,303,183)	$(32,076,234)
Foreign Currency Translation Adjustment	2,684,046	(2,295,597)	388,449
	$(7,089,005)	$(24,598,780)	$(31,687,785)

The accompanying notes are an integral part of these unaudited financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

As of September 30, 2011, detailed identities of the consolidating subsidiaries are as follows:

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

All of the goodwill presented as September 30, 2011 is attributable to the acquired subsidiaries with approximately $15.8 million attributable to ConnGame, which was acquired in August 2010, and approximately $8.0 million attributable to Techwell Engineering Limited. There are several instances that may cause the Company to further test its goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact its ability to meet its projected results; (ii) declines in the Company’s stock price caused by continued volatility in the financial markets that may result in increases in its weighted-average cost of capital or other inputs to its goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of the Company’s reporting units. In the period ended September 30, 2011, the Company believes that no instance indicates that an impairment could exist in respect to Techwell and ConnGame.

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

The calculation of diluted weighted average common shares outstanding for the period ended September 30, 2011 and 2010 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive. See also Note 18 – Earnings (Loss) Per Share.

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

•
The Company, after a reverse-merger on October 17, 2006, revived to be an active business enterprise because of the operations with subsidiaries in the PRC and Hong Kong. [Based on the consolidated net income for the nine-month period ended September 30, 2011, the Company shall be taxed at the 34% tax rate.]

•	Techwell Engineering Limited has established a branch in Dubai, which has zero corporate income tax rate.

•	New Crown Technology Limited is subject to a Hong Kong profits tax rate of 16.5%.

•	Shanghai ConnGame Network Ltd. is located in Shanghai and is subject to a 25% income tax rate.

(n)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $337,450 and $12,013 for the nine-month periods ended September 30, 2011 and 2010, respectively.

(o)	Research and development

All research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses were $1,653,852  and $2,009,516 for the nine-month periods ended September 30, 2011 and 2010, respectively.

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

The accompanying consolidated financial statements are presented in United States Dollars (US$). The Company’s functional currency is the US$, while certain domestic subsidiaries’ use the Renminbi (RMB) and Hong Kong and overseas subsidiaries use local currencies as their functional currency.   The consolidated financial statements are translated into US$ from RMB, Hong Kong Dollars (HKD), United Arab Emirate Dirham (AED) and other local currencies at September 30, 2011 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	09/30/2011	12/31/2010	09/30/2011
Year/quarter end RMB : US$ exchange rate	6.3952	6.6118	6.6981
Average yearly/quarterly RMB : US$ exchange rate	6.4972	6.7788	6.7803

Year/quarter end HKD : US$ exchange rate	7.7932	7.7832	7.7582
Average yearly/quarterly HKD : US$ exchange rate	7.7862	7.7695	7.7718

Year/quarter end AED : US$ exchange rate	3.6730	3.6737	3.6736
Average yearly/quarterly AED : US$ exchange rate	3.6730	3.6737	3.6738

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

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  As of September 30, 2011 and December 31, 2010, the Company has an accumulated deficit of $20,945,150 and $11,172,099, respectively, due to the fact that the Company continued to incur losses over the past few years.  The Company has failed to make required principal and interest payments due under convertible bonds, which may be called by the bondholders at any time. Management is attempting to renegotiate the terms of the debts and is in the process of evaluating funding alternatives including seeking refinance of the debts and temporary loans from the major shareholder for the Company operations.  As a result, the Company is dependent upon financial support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.	CONTRACT RECEIVABLES

As of September 30, 2011	Continuing	Discontinued
	Operations	Operations
Contract receivables	$43,824,580	$39,734,110
Less: Allowance for doubtful accounts	(610)	(5,719,316)
Net	$43,823,970	$34,014,794

Allowance for Doubtful Accounts	Continuing	Discontinued
	Operations	Operations
Beginning balance	$-	$5,531,953
Add: Allowance created	610	187,363
Less: Written off against allowance	-	-
Ending balance	$610	$5,719,316

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations
Contract receivables	$43,812,422	$43,159,743
Less: Allowance for doubtful accounts	-	(5,531,953)
Net	$43,812,422	$37,627,790

Allowance for Doubtful Accounts	Continuing	Discontinued
	Operations	Operations
Beginning balance	$-	$6,642,386
Add: Allowance created	-	5,973,576
Less: Written off against allowance	-	(7,084,009)
Ending balance	$-	$5,531,953

4.	OTHER RECEIVABLES

Other receivables consisted of the following:

As of September 30, 2011	Continuing Operations	Discontinued Operations
Due from sellers of Techwell, the subsidiary (1)	$10,568,098	$-
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	-	-
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,368,372	-
Due from South Crown Aluminium (4)	876,996	-
Other related parties receivables	3,799,483	-
Deposits for site operations of projects in PRC	-	2,265,695
Other	1,560,538	1,423,700

Total	$26,173,487	$3,689,395

As of December 31, 2010	Continuing Operations	Discontinued Operations
Due from sellers of Techwell, the subsidiary (1)	$11,362,494	$-
Due from Kangbao Electrical Company Limited (Kangbao) , a related party (2)	1,169,876	-
Drawdown of advance payment and performance bonds by client of the projects in Dubai (3)	9,380,408	-
Other related parties receivables	703,539	-
Deposits for site operations of projects in PRC	-	3,049,100
Other	691,810	-

Total	$23,308,127	$3,049,100

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

(4)	South Crown is a company owned by Geoffrey Ng and his wife Maria. The receivable was brought into the court case and the judgment has not be determined yet.

5.	INVENTORIES

As of September 30, 2011	Continuing Operations	Discontinued Operations
Raw materials at sites	$116,632	$-

As of December 31, 2010	Continuing Operations	Discontinued Operations
Raw materials at sites	$30,117	$-

6.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and equipment consist of the following as of: -

As of September 30, 2011	Continuing Operations	Discontinued Operations

At cost
Motor vehicle	$593,280	$337,585
Machinery and equipment	1,199,741	1,352,366
Furniture, software and office
Equipment	1,023,805	1,052,275
Leasehold improvement	889,880	-
	$3,706,706	$2,742,226

Less: Accumulated depreciation
Motor vehicle	$466,410	$356,465
Machinery and equipment	766,816	1,073,364
Furniture, software, and office equipment	423,130	735,032
Leasehold improvement	452,077	-
	$2,108,433	$2,164,862

	$1,598,273	$577,364

As of December 31, 2010	Continuing Operations	Discontinued Operations

At cost
Motor vehicle	$623,192	$271,792
Machinery and equipment	1,160,438	1,304,176
Furniture, software and office
Equipment	1,305,000	1,069,777
Leasehold improvement	1,004,538	-
	$4,093,168	$2,645,745

Less: Accumulated depreciation
Motor vehicle	$398,449	$344,637
Machinery and equipment	654,680	995,126
Furniture, software, and office equipment	488,492	707,992
Leasehold improvement	228,943	-
	$1,770,564	$2,047,755

	$2,322,604	$597,990

Depreciation expenses included in the selling and administrative expenses for the nine months ended September 30, 2011 and 2010 were $455,080 and $361,427 respectively.

7.	INTANGIBLE ASSETS

As of September 30, 2011	Continuing Operations	Discontinued Operations

At cost
Intangible Assets	$595,330	$1,220
Less: Accumulated amortization	63,922	1,220
	$531,408	$-

As of December 31, 2010	Continuing Operations	Discontinued Operations

At cost
Intangible Assets	$250,786	$1,180
Less: Accumulated amortization	83,563	590
	$167,223	$590

8.	LOANS

A.	SHORT-TERM BANK LOANS

As of September 30, 2011	Continuing Operations	Discontinued Operations

ABN Amro N.V. Overdraft in Current Account at interest rate at 6.5% per annum	-	1,730,969

ABN Amro N.V. Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,524,277	-

Automobile capital lease obligation (hire purchase),amount due within one year, last installment due November 9, 2012	38,366	-

	$4,562,643	$1,730,969

As of December 31, 2010	Continuing Operations	Discontinued Operations

ABN Amro N.V. Overdraft in Current Account at interest rate at 6.5% per annum	-	1,674,263

ABN Amro N.V. Temporary Loan for the drawing of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%	4,530,090	-

Automobile capital lease obligation (hire purchase),amount due within one year, last installment due November 9, 2012	76,832	-

	$4,606,922	$1,674,263

B.	LONG-TERM BANK LOANS

Continuing Operations	September 30, 2011	December 31, 2010

Automobile capital lease obligation (hire purchase),amount due to DBS Bank, last installment due November 9, 2012	19,183	32,013

	$19,183	$32,013

9.	CONVERTIBLE BONDS AND BOND WARRANTS

(a)	$10,000,000 Variable Rate Convertible Bonds due in 2012

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

The Convertible Bonds Payable, net consists of the following:

Continuing Operations	September 30, 2011	December 31, 2010

Convertible Bonds Payable	$28,000,000	$28,000,000
Less: Interest discount – Warrants	(3,305,938)	(3,305,938)
Less: Interest discount – Beneficial conversion feature	(1,882,404)	(1,882,404)
Less: Bond discount	(760,069)	(760,069)
Accretion of interest discount	10,525,035	6,939,674

Total Convertible Bonds Payable, Net	$32,576,624	$28,991,263

Continuing Operations	September 30, 2011	December 31, 2010

Convertible Bonds Payable – current portion	$23,322,000	$22,687,021
Convertible Bonds Payable – non-current portion	9,254,624	6,304,242
Total Convertible Bonds Payable, Net	$32,576,624	$28,991,263

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

As of September 30, 2011, the Company has failed to comply with the terms and conditions of the Bonds and Waiver Agreement, including, but not limited to, failing to make the payments scheduled under the waivers and was negotiating with the Bondholders for extension of the date of the scheduled payments.  The Company was communicating with the Bondholders for the extension for the payment and adjustment of the conversion price under the terms of the Waiver Agreement. By the date of this report, the Bondholders have not demanded payment on the Bonds or adjustment of the conversion price.

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

10.	OTHER PAYABLES

Other payables consisted of the following:

As September 30, 2011	Continuing Operations	Discontinued Operations
Advances received from clients of construction projects	$100,168	$3,661,000
Advances received from clients other than construction projects	18,941	-
Staff and disbursement payable	6,961,280	143,079
Others (1)	7,219,129	222,477
Total	$14,299,518	$4,026,556

As December 31, 2010	Continuing Operations	Discontinued Operations
Advances received from clients of construction projects	$-	$8,032,690
Advances received from clients other than construction projects	2,184,418	-
Staff and disbursement payable	178,370	151,245
Others	414,634	1,035
Total	$2,777,422	$8,184,970

(1)	This balance mainly represented the reclassification from amount due to a shareholder, who changed his status from shareholder to external party in the third quarter of 2011.

11.	OTHER ACCRUALS

Other accruals consisted of the following:

As of September 30,2011	Continuing Operations	Discontinued Operations
Accruals for interests on convertible bonds	$5,119,070	$-
Accruals for interests on short-term bank loan	598,340	452,934
Accruals for materials costs of projects in Dubai	2,090,142	-
Others	2,186,971	34,083
Total	$9,994,523	$487,016

As of December 31,2010	Continuing Operations	Discontinued Operations
Accruals for interests on convertible bonds	$3,145,768	$-
Accruals for interests on short-term bank loan	-	342,614
Accruals for materials costs of projects in Dubai	2,025,311	-
Others	1,305,867	-
Total	$6,476,946	$342,614

12.	CONTRACT REVENUES EARNED

The contract revenues earned for the three and nine months ended September 30, 2011 and 2010 consist of the following:

Continuing Operations
	2011	2010	2011	2010

Billed	$-	$161,340	$-	$5,174,003
Unbilled	-	-	-	619,169
	$-	$161,340	$-	$5,793,172

Discontinued operation	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Billed	$19,478,204	$1,344,926	$26,346,102	$12,745,229
Unbilled	(10,142,156)	2,936,193	527,092	3,084,598
	$9,336,048	$4,281,119	$26,873,194	$15,829,827

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

Income before taxes and the provision for taxes for the nine-month period ended September 30, 2011 and 2010 consists of the following:
	September 30, 2011	September 30, 2010
Continuing income before taxes:
-U.S.	$(6,352,657)	$(7,961,912)
-Singapore	(64)	(8,055)
-China	(3,402,988)	(2,757,565)
-Australia	(11,332)	(10,185)
-Hong Kong	(530,914)	2,680,316
-Dubai	(416,806)	9,633
-Macau	(2,121)	(2,278)
Total continuing income (loss) before taxes	(10,716,882)	(8,050,046)

Discontinued Operation Income (Loss)	(256,749)	(7,535,795)
Total income(loss) before taxes	(10,973,631)	(15,585,841)

Provision for taxes expense/(benefit):
Current:
-U.S. Federal	$-	$-
-U.S. State	-	-
-China	-	9,575
Provision for taxes from continuing operations	-	9,575

Provision for taxes from discontinued operations	11,488	-

Currency effect	-
	$11,488	$9,575

Deferred:
-U.S. Federal	$-	$-
-Hong Kong	-	-
-Currency Effect	-	-

Total provision for taxes	$11,488	$9,575
Effective tax rate	N/A	N/A

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities as of September 30, 2011 and 2010 are as follows:

Continuing Operations	September 30, 2011	September 30, 2010

Deferred tax assets
Net operating loss	$112,480	$112,625

Valuation allowance	-	-
Total deferred tax assets	112,480	112,625
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	112,480	112,625
Reported as:
Current deferred tax assets	112,480	112,625
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$112,480	$112,625

Current deferred tax assets represents net operating loss of a subsidiary Techwell Engineering Limited in Hong Kong.  The losses can be carried forward to set-off future assessable profits in Hong Kong without expiry date.  The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the nine-month periods ended September 30, 2011, and 2010 are shown in the following table:

	September 30, 2011	September 30, 2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-10.00%	-10.00%
Accruals in foreign jurisdictions	N/A	N/A
Effect operation losses	-25.00%	-25.00%
	N/A	N/A

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income (see tax rates discussed above) before tax for the nine-month periods ended September 30, 2011, and 2010:

Continuing Operations	September 30, 2011	September 30, 2010
Income/(loss) before tax	$(10,716,882)	$(8,050,046)
Taxes at the applicable income tax rates	-	9,575
Miscellaneous non taxable income and non-deductible expenses	-	-

Current income tax expense	$-	$9,575

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

14.	QUARTERLY INFORMATION

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

As of September 30,2011	Continuing Operations	Discontinued Operations
Contract revenues earned	$-	$26,873
Income / (loss) from operations	(4,325)	(223)
Net earnings (loss)	$(10,717)	$(256)
Net earnings / (loss) per share:
Weighted Average Shares Outstanding, basic and diluted	20,039,825	20,039,825
Basic and Diluted	$(0.49)	$(0.01)

As of September 30,2010	Continuing Operations	Discontinued Operations
Contract revenues earned	$5,793	$15,830
Income / (loss) from operations	(2,760)	(8,030)
Net earnings (loss)	$(8,060)	$(7,536)
Net earnings / (loss) per share:
Weighted Average Shares Outstanding, basic and diluted	13,736,441	13,736,441
Basic and Diluted	$(1.12)	$(0.55)

15.	SEGMENT INFORMATION

The Company has one reportable segment and conducts business in the following geographic regions. All amounts are in thousands.

Results of Operations	Continuing Operations				Discontinued Operations
For the nine month ended
September 30, 2011	Asia	Middle East	United States	Total
Sales	$-	$-	$-	$-	$26,873
Cost of Sales	-	-	-	-	25,260
Gross Profit	-	-	-	-	1,613

Operating Expenses	3,732	217	377	4,326	1,836

Other Income (Expenses)	(455)	(200)	(5,736)	(6,391)	(23)

Earnings before Taxes	(4,187)	(417)	(6,113)	(10,717)	(246)

Taxes	-	-	-	-	(11)

Net Income	$(4,187)	(417)	(6,113)	(10,717)	$(257)

Financial Position	Continuing Operations				Discontinued Operations
At
September 30, 2011	Asia	Middle East	United States	Total
Current Assets	$31,309	$42,242	$489	$74,040	$41,243
Non Current Assets	27,401	187	-	27,588	598
Total Assets	58,710	42,428	489	101,627	41,841

Current Liabilities	32,300	9,556	30,420	72,276	33,783
Total Long Term Liabilities	19	-	9,255	9,274	-
Total Liabilities	32,319	9,556	39,675	81,550	33,783

Net Assets	32,301	32,872	(39,186)	20,077	8,058

Total Liabilities & Net Assets	58,710	42,428	489	101,627	41,841

Results of Operations	Continuing Operations				Discontinued Operations
For the nine months ended
September 30, 2010	Asia	Middle East	United States	Total
Sales	$5,428	$365	$-	$5,793	$15,830
Cost of Sales	2,001	106	-	2,107	18,628
Gross Profit	3,427	259	-	3,686	(2,798)

Operating Expenses	5,475	251	720	6,446	5,232

Other Income (Expenses)	1,951	1	(7,242)	(5,290)	494

Earnings before Taxes	(97)	9	(7,962)	(8,050)	(7,536)

Taxes	(10)	-	-	(10)	-

Net Income	$(107)	9	(7,962)	(8,060)	$(7,536)

Financial Position	Continuing Operations				Discontinued Operations
At
December 31, 2010	Asia	Middle East	United States	Total
Current Assets	$27,940	$42,254	$1,244	$71,438	$46,688
Non Current Assets	26,128	465	83	26,676	599
Total Assets	54,068	42,719	1,327	98,114	47,287

Current Liabilities	24,963	9,630	27,566	62,159	40,483
Total Long Term Liabilities	-	-	6,336	6,336	-
Total Liabilities	24,963	9,630	33,902	68,495	40,483

Net Assets(liabilities)	29,105	33,089	(32,575)	29,619	6,804

Total Liabilities & Net Assets	54,068	42,719	1,327	98,114	47,287

16.	COMMITMENTS AND CONTINGENCIES

A. OPERATING LEASE COMMITMENTS

The Company leases certain administrative and production facilities from third parties.  Accordingly, for the nine-month periods ended September 30, 2011 and 2010, the Company incurred rental expenses of $695,442 and $526,267  respectively.

The Company has commitments with respect to non-cancelable operating leases for these offices, as follows: -

For the years ended December 31,	Continuing Operations	Discontinued Operations
2011	33,839	70,849
2012	65,855	271,586
2013	1,166	-
	$100,860	342,435

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

The Company, Mr. Ng, and Miss Yam are in discussions and negotiations to settle the all disputesbetween the parties.  However, there is no guarantee that the parties will reach an agreement to settle the dispute, in which case the Company intends to vigorously defend against the lawsuit.  There can be no assurance that the lawsuit will be resolved in the Company’s favor.  Even if the Company successfully defends the lawsuit, the Company may incur substantial costs defending or settling the lawsuit, in addition to a possible diversion of the time and attention of the Company’s management from its business.  If the Company is unsuccessful in defending the lawsuit, its may be required to pay a significant amount of damages and/or it may potentially lose ownership of Techwell, which will have a material adverse effect on the Company’s business, financial condition or results of operations. In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is still under negotiation of the settlement agreement with Mr. Ng as of September 30, 2011. The management intends to take further legal action in the event no settlement agreement could be reached by end of 2011.

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

In July 2010, the Company met with the master contractor, and the master contractor agreed to arrange a further meeting to explore the possibility of settlement. No such meeting was arranged as of date. The Company’s counsel in Dubai was preparing the legal documents for the claims as of September 30, 2010. On November 8, 2010 the Company issued a notice informing the master contractor that the Company would seek resolution through arbitration with 56 day waiting period for the master contractor to respond. In April 2011, the master contractor reiterated that it does not believe that it is obligated to pay to the Company any of the amounts that the Company believes it is due.  The Company intends to file for arbitration in the Courts of Dubai in fourth quarter of 2011.

17.	RELATED PARTY TRANSACTIONS

The amount due to shareholder at September 30, 2011 and December 31, 2010 were $ 8,015,013 and $13,592,883 respectively. The payables balance was mainly loans from the two largest shareholders, with such loans being interest-free, fee-free and due upon demand.

During the nine-month period ended September 30, 2011, no material amount of materials were purchased from Canbo or Kangbao. As of September 30, 2011, the Company’s balances with Canbo were receivable of $ 833,202 for the purpose of future supplies of materials.

The transactions with related parties during the periods were carried out in the ordinary course of business and on normal commercial terms.

18.	EARNINGS (LOSS) PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic Earnings Per Share Numerator
Net Loss	$(2,871,827)	$(8,742,250)	$(10,973,631)	$(15,595,416)
Net loss attributable to non-controlling interest	306,784	256,303	1,200,580	259,249
Loss from owner of the Company	(2,565,043)	(8,485,947)	(9,773,051)	(15,336,167)
Income (Loss) from Discontinued Operations	354,526	(4,177,857)	(256,749)	(7,535,795)
Less: Preferred Dividends	-	-	-	-
Loss Available to owner of the Company	(2,565,043)	(8,485,947)	(9,773,051)	(15,336,167)
Loss from Continuing Operations Available to owner of the Company	(2,919,569)	(4,308,090)	(9,516,302)	(7,800,372)
Loss from Continuing Operations Available to non-controlling interest	(306,784)	(256,303)	(1,200,580)	(259,249)
Income(Loss) from Discontinued Operations Available to owner of the Company	354,526	(4,177,857)	(256,749)	(7,535,795)
Diluted Earnings Per Share Numerator
Loss Available to owner of the Company Stockholders	(2,565,043)	(8,485,947)	(9,773,051)	(15,336,167)
Loss from Continuing Operations Available to owner of the Company	(2,919,569)	(4,308,090)	(9,516,302)	(7,800,372)
Loss from Continuing Operations Available to non-controlling interest	(306,784)	(256,303)	(1,200,580)	(259,249)
Income(Loss) from Discontinued Operations Available to owner of the Company	354,526	(4,177,857)	(256,749)	(7,535,795)
Add: Preferred Dividends	-	-	-	-
Loss Available to owner of the Company on Converted Basis	(2,565,043)	(8,485,947)	(9,773,051)	(15,336,167)
Loss from Continuing Operations Available to owner of the Company on Converted Basis	(2,919,569)	(4,308,090)	(9,516,302)	(7,800,372)
Loss from Continuing Operations Available to non-controlling interest on Converted Basis	(306,784)	(256,303)	(1,200,580)	(259,249)
Income (Loss) from Discontinued Operations Available to Common Stockholders on Converted Basis	354,526	(4,177,857)	(256,749)	(7,535,795)

Original Shares:	20,039,825	16,742,515	20,039,825	14,742,344
Additions from Actual Events	-	-	-	-
Issuance of Common Stock	-	-	-	-
Basic Weighted Average Shares Outstanding	20,039,825	16,742,515	20,039,825	14,742,344
Dilutive Shares:
Additions from Potential Events	-	-	-	-
Conversion of Preferred Stock	-	-	-	-
Diluted Weighted Average Shares Outstanding:	20,039,825	16,742,515	20,039,825	14,742,344

Earnings Per Share
Basic-Net (Loss)	$(0.13)	$(0.62)	$(0.49)	$(1.12)
-Loss from Continuing Operations	(0.15)	(0.32)	(0.48)	(0.57)
-Loss from non-controlling interest	(0.02)	(0.02)	(0.06)	(0.02)
-Income(Loss) from Discontinued Operations	0.02	(0.30)	(0.01)	(0.55)
Diluted- Net Income/(Loss)	$(0.13)	$(0.62)	$(0.49)	$(1.12)
- Loss from Continuing Operations	(0.15)	(0.32)	(0.48)	(0.57)
-Loss from non-controlling interest	(0.02)	(0.02)	(0.06)	(0.02)
-Income(Loss) from Discontinued Operations	0.02	(0.30)	(0.01)	(0.55)
Weighted Average Shares Outstanding
-Basic	20,039,825	16,742,515	20,039,825	14,742,344
-Diluted	20,039,825	16,742,515	20,039,825	14,742,344

19.	DISCONTINUED OPERATIONS

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. On September 30, 2011, the Company classified its subsidiaries, Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School, as a discontinued operation.  Accordingly, Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School’s operations have been classified as discontinued operations in the consolidated statements of income and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets. The Company reviewed its Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School assets and plans to sell these assets for approximately $ 598,274 million before 2012. Proceeds from the sales of Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School assets will be used for working capital for the Company and potentially purchasing of equipment.

In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the results of Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School operations have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets of Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School have been reclassified as held for sale in the Balance Sheet for prior periods. On September 30, 2011, the Company assessed its long-lived assets in Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School based on the best estimation per the revenue guidance and determined that no write-down is necessary because undiscounted cash flow is more than the carrying values of the assets.

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School operating segment, and are now reported in discontinued operations:

Discontinued Operations	9/30/2011	9/30/2010
For the period ended

Sales	$26,873,194	$15,829,863
Cost of Sales	25,260,378	18,628,274
Gross Profit ( Loss)	1,612,816	(2,798,411)

Operating Expenses	1,835,458	5,231,233
Other Income (Expenses)	(22,619)	493,705

Earnings before Taxes	(245,261)	(7,535,939)

Taxes	11,488	-
Net Loss including non-controlling interest	(256,749)	(7,535,939)
Net Loss attributable to non-controlling interest	641	144

Net Income	$(256,107)	$(7,535,795)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Zhuhai King Glass Engineering Co., Ltd. and Zhuhai Xiangzhou District Career Training School operating segment, and are now reported in discontinued operations:

Financial Position	September 30, 2011	December 31, 2010
At

Current Assets	$41,242,788	$46,688,400
Non Current Assets	598,274	598,580
Total Assets	41,841,062	47,286,980

Current Liabilities	33,783,468	40,483,030
Total Long Term Liabilities	-	-
Total Liabilities	33,783,468	40,483,030

Net Assets	8,057,594	6,803,950

Total Liabilities & Net Assets	$41,841,062	$47,286,980

20.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2011 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

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

International Projects

In 2009 and 2010, the spread of the global recession and reduction in the nature and scope of international construction projects have led us to primarily focus our attention on domestic projects in China.  Dubai, Doha, Kuwait and other Middle East region have suffered greatly under the impact of the global financial crisis.  Our projects have suffered significantly as well.  Beginning in 2009, we experienced a significant decrease in the project turnover and an increase in costs and delays in customer payments.  This negative trend has continued during the first nine months of 2011. Our results of operations have also suffered.  For instance, we have experienced significant difficulties with respect to our Dubai and Project, as discussed below under, "Dubai Metro Rail Project".

We do not believe that the international economy will experience a recovery in the near future and therefore its negative impact on construction industry still exists and will exist in the near future.  As a result, we ended the orders of the construction of international projects in 2009, moved to refocus our resources to projects in the mainland China and shifted the focus of our business to design and professional consulting services. To develop projects and generate revenue, we have sought to join new projects in the position of design and project consultant and the role of material supplier. No new international project was taken in 2010 or during the first three quarters of 2011.

Domestic Projects

The domestic environment in which we are operating has become more competitive, increasing the number of re-bid construction projects and amount of time between bidding and award of a project, reducing selling prices, and causing us to reduce the scope and size of projects. The domestic projects operations have been experiencing losses since the second quarter of 2010, in order to improve cash flows from operations and working capital, the company decided to redeploy its capital to meet requirements of its latest business plan and classified its operations in Zhuhai as a discontinued operations and held for sale in the second quarter of 2011.

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

We believe that our acquisition will also enable us to enter China's large online game market, with ConnGame’s two to-be-released MMORPG games.  We believe that the online game industry and its related business model will be a growing market in China, and we believe that the focus of our business operations will eventually shift to the online game industry.  We will seek to divide our business services into the following:

•	Online Games—ConnGame launched the final testing of its first game in Q3 2011 and expects to launch another game in Q4 2011, subject to successful testing

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

ConnGame is a start-up, development-stage company and has not yet generated or realized material revenues from its business operations. We expect to incur significant expenses from ConnGame's operations primarily due to its continued research and development activities, the operations and marketing of its products. Operations expenses related to ConnGame's operations for the  year ended December 31, 2010 totaled approximately $1.0 million with a substantial majority of this amount relating to research and development expenses. ConnGame anticipates that during the next 12 months, it will incur additional expenses towards the operations and marketing of the products.

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

•
Under the Waiver Agreement, we agreed to pay the Bondholders the interest on the Bonds in the amount of approximately $3.84 million on scheduled dates, of which we made a payment of approximately $1.26 million on September 30, 2010 and $1.32 million on April 15, 2010. Under the terms of the waiver, we agreed that we would pay to the bondholders all outstanding interests in arrears on the Bonds, plus all other applicable interest up until the payment date, within 30 days after the closing of the issuance of the shares to acquire ConnGame, but which in any event, would not be later than September 30, 2010.

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

One of the primarily reasons that the aging of Company’s contract receivables have increased is the delay in payment by client of the Dubai projects since April 2009. The underlying receivable as of September 30, 2011 from the Dubai projects was approximately $42.2 million, which represented 96% of the total contract receivables of continuing operations as of such date. The Company has employed a claim consultant, Hill International, to facilitate the Company’s claim for the back payment. The Company currently expects that there will be progress and payments will be received. However, due to the ongoing dispute, there is no guarantee that the Company will collect all or a portion of the contract receivable. For receivables related to the Dubai Project, the client delayed payment to us since April 2009 by refusing to issue the Certificates for Value of Work Done. No Certificates have been issued since April 2009. The Certificates are pre-requisites to proceed with payment to the Company. The client paid for all work for Certificates for Value of Work Done issued in or before April 2009. Such payments were made prior to December 31, 2009. As a result, no account receivables at September 30, 2011 represent work for the above-referenced Certificates issued in or before April 2009. The receivables as of September 30, 2011 were recognized in accordance with the Percentage of Completion Method and the Company’s estimated final value of work done that the Company completed as of September 30, 2011.

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

In July 2010, the Company met the master contractor and the master contractor agreed to arrange a further meeting to explore the possibility of settlement. On November 8, 2010 the Company issued a notice informing the master contractor that the Company would seek resolution through arbitration with 56 day waiting period for the master contractor to respond. In April 2011, the master contractor reiterated that it does not believe that it is obligated to pay to the Company any of the amounts that the Company believes it is due. The Company intends to file for arbitration in the Courts of Dubai in forth quarter of 2011.

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

In the last quarter of 2009, Mr. Ng made a settlement proposal to the Company for consideration and the Company is still under negotiation of the settlement agreement with Mr. Ng as of date this Quarterly Report. The Company’s management intends to take further legal action in the event no settlement agreement could be reached by end of December 2011.

Results of Operations

The following table sets forth statements of operations for the three and nine months ended September 30, 2011 and 2010 in U.S. dollars (unaudited):

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except for share and per share amounts)
Contract revenues earned	$-	$161	$-	$5,793
Cost of contract revenues earned	-	1,145	-	2,107

Gross profit	$-	$(983)	$-	$3,687

Selling, general and administrative expenses	(1,138)	(1,638)	(4,326)	(6,447)

Loss from operations	$(1,138)	$(2,621)	$(4,326)	$(2,760)

Interest income	-	1	1	1

Interest expenses	(1,800)	(1,745)	(5,730)	(5,101)
	-
Other expenses	(288)	(199)	(669)	(201)

Other income	-	2	7	11

Loss before taxes on Continuing Operations	$(3,226)	$(4,564)	$(10,717)	$(8,050)

Income tax	-		-	(10)
Loss from Continuing Operations	(3,226)	(4,564)	(10,717)	(8,060)
Discontinued Operation Income (Loss),net of tax	354	(4,178)	(257)	(7,536)

Net Loss	(2,872)	(8,742)	(10,974)	(15,596)
Net loss attributable to non-controlling interests	307	256	1,201	259

Net loss attributable to the Company	$(2,565)	$(8,486)	$(9,773)	$(15,336)

Earnings / (Loss) per share:
Basic-Net Loss	$(0.13)	$(0.62)	$(0.49)	$(1.12)
- Loss from Continuing Operations	$(0.15)	$(0.32)	$(0.48)	$(0.57)
- loss attributable to non-controlling interests	$(0.02)	$(0.02)	$(0.06)	$(0.02)
- Income(Loss) form Discontinued Operations	$0.02	$(0.30)	$(0.01)	$(0.55)

Diluted-Net Loss	$(0.13)	$(0.62)	$(0.49)	$(1.12)
- Loss from Continuing Operations	$(0.15)	$(0.32)	$(0.48)	$(0.57)
- loss attributable to non-controlling interests	$(0.02)	$(0.02)	$(0.06)	$(0.02)
- Income(Loss) form Discontinued Operations	$0.02	$(0.30)	$(0.01)	$(0.55)

Weighted average shares outstanding:
Basic	20,039,825	13,789,219	20,039,825	13,736,441
Diluted	20,039,825	13,789,219	20,039,825	13,736,441

Three Months Ended September 30, 2011 and 2010

Contract revenues earned for the three months ended September 30, 2011 and 2010 was nil and $161,340 respectively, the reason for these was due to the classification of the projects operations in Zhuhai as discontinued operations which was the only source of contract revenues of the relevant period in 2011. Other than the contract revenues, nil revenue was generated from operations through ConnGame for that period.

Cost of contract revenues earned for the three months ended September 30, 2011 and 2010 was nil and $1.1mil respectively, the reason for these was same as those of contract revenues earned. Cost of contract revenues earned consists of the raw materials, labor and other operating costs related to manufacturing. Cost of contract revenues decreased in dollar amount due to the decrease in number of projects and revenue.  As a percentage of contract revenues, costs of contract revenues increased primarily due to the increases in raw material, labor and administrative costs in our domestic market of China as well as the adjustments in accordance to the percentage-completion method for accounting of projects revenue.  Provisions for estimated losses on uncompleted contracts are charged to cost of contract revenues earned in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Cost of revenues related to our MMORPG gaming operations for the three months ended September 30, 2011 and 2010 was nil and $1.1mil respectively.

Gross loss for the three months ended September 30, 2011 and 2010 was nil and $1.0mil respectively, the reason for these was same as those of contract revenues earned and cost of revenues earned.

Selling, general and administrative (“SG&A”) expenses were $1.1 million for the three months ended September 30, 2011, a decrease of approximately $0.5 million, or 31%, from approximately $1.6 million for the comparable period in 2010. The decrease was due to the company downsizing and overheads expenses cutting in 2011.

Interest expenses were $1.8 million for the three months ended September 30, 2011, an increase of $0.1 million, from approximately $1.7 million for the comparable period in 2010.  The increase was primarily due to the acceleration of interest discount amortization expenses on convertible bonds.

Income tax expenses was $nil for the three months ended September 30, 2011 and 2010. The primary reason for these was due to losses incurred by the continuing operations of the Company.

Net loss for the three months ended September 30, 2011 was $2.6 million, an decrease of $5.9 million, or 69%, from net loss of $8.5 million for the comparable period in 2010. The primary reason for this was due to decrease in losses incurred by the discontinued operations of the Company.

Nine Months Ended September 30, 2011 and 2010

Contract revenues earned for the nine months ended September 30, 2011 was nil and $5.8mil respectively, the reason was due to the classification of the projects operations in Zhuhai as discontinued operations which was the only source of contract revenues of the group for the first three quarters of 2011. Other than the contract revenues, nil revenue was generated from operations through ConnGame for the same period.

Cost of contract revenues earned for the nine months ended September 30, 2011 was nil and $2.1mil, the reason was same as those of contract revenues earned.

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

Gross profit for the nine months ended September 30, 2011 and 2010 was nil and $3.7mil, the reason for these was same as those of contract revenues earned and cost of contract revenue earned.

Selling, general and administrative expenses were $4.3 million for the nine months ended September 30, 2011, a decrease of approximately $2.1 million, or 33%, from approximately $6.4 million for the comparable period in 2010. The decrease was due to the company downsizing and overheads expenses cutting in 2011.

Interest expenses and finance expenses were $5.7 million for the nine months ended September 30, 2011, an increase of $0.6 million, from approximately $5.1 million for the comparable period in 2010.  The increase was primarily due to the acceleration of interest discount amortization expenses on convertible bonds.

Income tax expenses were nil and $9,575 for the nine months ended September 30, 2011 and 2010. The primary reason was losses incurred by the continuing operations of the Company.

Net loss for the nine months ended September 30, 2011 was $9.8 million, a decrease in income of $5.5 million, or 36%, from $15.3 million for the comparable period in 2010. The primary reason for this was due to decrease in losses incurred by the discontinued operations of the Company.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $1.9 million.

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

As of September 30, 2011, we did not pay make the required payments scheduled under the waivers and was negotiating with the Bondholders for extension of the date of the scheduled payments. If we are required to repurchase all or a portion of the outstanding amount of $28.0 million in bonds and we do not have sufficient cash to make the repurchase, we will be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price.

As indicated above, on April 15, 2011, the 2008 Bonds were matured. The payables amount to $23.3 million. The Company did not redeem the Bonds and was under negotiation with the Bondholders for the repayment schedule.

On February 19, 2008, we and Techwell Engineering Limited were granted a bond facility by the Hong Kong Branch of ABN AMRO Bank N.V. The facility amount was $10,000,000, at a tenor of up to one year with 2% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. ABN AMRO required guarantees as follows: (i) an irrevocable and unconditional guarantee executed by Zhuhai King Glass Engineering Co. Limited and (ii) share charge over the shares of us for a minimum value of $5,000,000 or equivalent, executed by KGE Group Limited. On May 2, 2008, the facility was increased to $12,000,000 with additional cash collateral of $2,000,000, which is also the total amount of cash collateral for the facility. All cash collateral was then fully used to off-set a portion of the calling of the bonds for projects in Dubai by the beneficiary. As of September 30, 2011, the facility was converted into the temporary loan of $4.5 million resulted from the calling of performance and advance payment bonds at interest rate at Bank's Cost of Fund + 6%.

On March 28, 2008, we, Full Art and Techwell Engineering Limited were granted a bonding facility by the Hong Kong Branch of HSBC. The facility amount was $10,000,000, at a tenor of up to one year with 1% flat interest rate on the issued amount of bonds such as bank guarantees, performance bonds, advanced payment bonds and standby letters of credit. HSBC required guarantees as follows: (i) an unlimited guarantee among CHINA CGAME, INC., Full Art International Limited and Techwell Engineering Limited; and (ii) an “all monies” securities deposits with 15% margin. On August 18, 2008, the facility was increased to $20,000,000 with additional cash collateral of $1,500,000 that increased the total amount of cash collateral to $3,000,000. In September 2009, $2,818,440 of the cash collateral was used to off-set of the calling of the bonds for projects in Dubai by the beneficiary. As of September 30, 2011, the facility amount was reduced to $0.9 million and was fully utilized.

On July 19, 2008, Zhuhai King Glass Engineering Co., Ltd. (“Zhuhai KGE”), our wholly-owned subsidiary was granted a Bank Accepted Draft facility by the Shenzhen Branch of ABN AMRO Bank N.V. The facility amount is RMB70,000,000 (US$10,218,978). On September 30, 2009, the facility was amended to allow Open Account Financing – Accounts Receivable against invoices from acceptable buyers up to RMB21,000,000 and Open Account Financing and Overdraft in Current Account up to RMB16,800,000. ABN AMRO requires irrevocable and unconditional guarantee from us and cash collateral of 20% of bank’s acceptance bill issued and Open Account Financing. As of September 30, 2011, Zhuhai KGE utilized RMB Nil (US $Nil) of Bank Accepted Draft and RMB11.1 million (US$1.7 million) of Overdraft in Current Account.

In September 2009, the beneficiary of a performance bond and advance payment bonds for the projects in Dubai demanded the drawing of approximately $9.4 million in total from the two issuing banks, ABN AMRO Bank NV and HSBC. The calling of the bonds was based on the beneficiary’s belief that it had paid in excess of the construction work performed. We do not believe that the beneficiary had the proper basis for calling the bonds and intend to vigorously defend all of their rights and remedies related to the dispute. As of September 30, 2011, after an offset against collateral accounts that we held with the banks, there was approximately $4.5 million in a shortfall amount due to ABN AMRO Bank NV by us that was not paid off. Such amount is currently outstanding as the temporary loan from the bank at the interest rate at the bank’s cost of funds plus 6%.

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

Among the $43.8 million contract receivables as of September 30, 2011, $43.5 million (99%) was outstanding over 365 days which includes $42.2 million (96%) receivables for projects in Dubai for which the company is going for arbitration.The Company periodically prepares the aging of the receivables information and reviews the balances with consideration of the background of each client for assessing the realizable value of the balances and would make provision when appropriate. The Company notes that its account receivables that are 365 and 720 days old are primarily related to the Company’s PRC operations, and the payment cycle in the PRC commonly entails a receivable being outstanding for over one to two years before collection. Such situations are particularly common in the construction market and with the clients from government. Since the Company’s older outstanding receivables are mainly of government projects, the final accounts and payments are required to be processed through a lengthy bureaucratic process in the PRC government.

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

We have also funded our operations through loans made to us by our largest shareholders. All of these loans are interest-free, fee-free and due upon demand. As of September 30, 2011, the balance of these loans was approximately $8.0 million, as compared to $13.6 million as of December 31, 2010.

At September 30, 2011, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

Net cash used in operating activities for the nine months ended September 30, 2011 was approximately $4.9 million, as compared to $5.6 million provided by the same period in 2010. The change is primarily due to changes in stock compensation and options expenses of $(2.0) million, other assets of $(3.5) million and bad debts expenses of $(3.4).

Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2011 compared to approximately $15.2 million for the same period in 2010. The change was mainly a result of purchases of goodwill of $(15.8) million.

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2011 compared to $11.7 million for the same period in 2010. The change was primarily due to changes in issuance of stock for subsidiary acquisition of $15.4 million and shareholder loan of $(4.8) million.

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

7.
The remediation and implementation plan is being carried out which including the drafting up of the details internal control documents for SOX compliance. With the additions of new subsidiaries recently, the company currently is considering the reorganization of existing resources in order to further develop the internal controls and procedures in responses to the new group structure.

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

8.
In December 2009, our Acting Chief Financial Officer lead an extensive review of the controls and procedures of our company and developed a detailed remediation and implementation plan for Sarbanes-Oxley Act of 2002 Section 404 compliance to be carried out starting in 2010, which is currently underway. With the additions of new subsidiaries recently, the company currently is considering the reorganization of existing resources in order to further develop the internal controls and procedures in responses to the new group structure.

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

CHINA CGAME, INC. (Registrant)

November 21, 2011	By:	/s/ Zhixin (Steven) Xing
Zhixin (Steven) Xing
Chief Executive Officer

November 21, 2011	By:	/s/ Qin (Andy) Lu
Qin (Andy) Lu
Acting Chief Financial Officer